Form 10-K
period 2016-05-31
SavMobi Technology Inc.
filed 2016-08-29
CIK 1647822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________ to ________

Commission File No. 333-206804

SavMobi Technology Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73B Bank Avenue, Amritsar, Punjab, 143001, India
(Address of principal executive offices, Zip Code)

(800) 592-6276

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common stock, par value $0.001 per share.
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE RETISTRANTS)

As of August 26, 2016 the Company has 47,500,000 shares of common stock issued and outstanding

SAVMOBI TECHNONOGY INC.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "Savmobi Technology Inc.", "we," "us," "our," "our Company,"

Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

On March 6, 2015 Mr. Lakwinder Singh Sidhu, president and sole director incorporated the Company in the State of Nevada and established a fiscal year end of May 31. We intend to provide application software to a global vendor platform to connect people to businesses and provide a new shopping experience. This begins with our proposed Mobile Marketing Platform that enables vendors to send targeted promotion and, offers to Members based on their location and needs. Members only receive promotions that they want, when they want it. The platform eliminates the need for searching by delivering information based on demand. The Company has registered offices located at 2880 Zanker Road, Suite 203, San Jose, California, 95134. The Company has an office provided at no charge by Mr. Sidhu in India; 73B Bank Avenue, Amritsar, Punjab – 143001, India.

The Company has not yet implemented its business model and to date has generated no revenues. It is the Company's intention to provide vendor tools technology. The proposed planned platform connects businesses to consumers based on location and preferences for products and services. Consumers received promotions while they are travelling via their smartphone. Vendors can send promotions and special offers simply through the web. When the consumer goes to the vendor's location, they can redeem the promotion through their smartphone allowing the proposed platform to keep track of performance analytics. SavMobi's proposed Mobile Marketing Platform intends to help businesses by bringing customers into their door and increasing sales.

SavMobi Technology Inc. intends to develop and deliver application Mobile Marketing Platform, containing the Vendor Center and Mobile Apps. The Vendor Center intends to allow SavMobi vendors to manage and monitor their promos. It is at the proposed core of all SavMobi Vendor Services. SavMobi Members can use the mobile apps to receive, view & redeem promos, set their preferences, and discover new vendors in their area.

Every business is different, so we've given the Vendor the ability to determine the discount or offer that is appropriate for them. They don't have to agree to profit-crushing deals that are forced upon by other companies.

The proposed SavMobi Mobile Apps intends to provide members with the full consumer experience of the proposed Mobile Marketing Platform. Members can use the mobile apps to receive, view & redeem promos, set their preferences, and discover new vendors in their area.

We have focused our current operations on the organization and development of our business plan. Our business plan is intended to design and to create a targeted and organized approach to building our intended Vendor and Member enrollment. We believe that once the proposed development of SavMobi's Mobile Marketing Platform is completed, this will allow SavMobi to hit the ground running with many options for our proposed customers.

We have begun to develop metrics within our business plan to stay on track. Relevant metrics intended to be used to measure Vendor and Member marketing activities would include: Vendor sign-ups per month; Vendor sign-ups after promotional events; Member registrations per month; Member registrations after promotional events; Campaign rates; Sent rates; View rates; Redemption rates.

In addition, our current operations have included the beginning of a pricing strategy for our proposed product. Since our intended revenue source will come from businesses, we have centered on pricing strategy on how much a business is willing to pay for advertising. Research from Borrell Associates (April 2008-The market data presented in this section represents calculations that the Company has made based on the underlying data contained in the Borrell Associates report rather than data points actually contained in the report.) published that the average amount paid for a business per location is $299. The range for this average is just over $18,000 at the high end to just under $100 at the low end.

Our intended core pricing strategy involves three components around CPM (cost per thousand of impressions), Allowance and Performance model. We have weighted our strategy more heavily on the Performance model. We believe by doing so our proposed goal it to establish actual results for our vendors. We believe that once the see the value of SavMobi's proposed Mobile Marketing Platform, that the intended increase in sales for the customer will provided on going renewal revenues for SavMobi.

Product

SavMobi Technology Inc. intends to develop and deliver application Mobile Marketing Platform, containing the Vendor Center and Mobile Apps. The Vendor Center intends to allow SavMobi vendors to manage and monitor their promos. It is at the proposed core of all SavMobi Vendor Services. SavMobi Members can use the mobile apps to receive, view & redeem promos, set their preferences, and discover new vendors in their area.

Corporate History

The Company was incorporated by its president and sole director Mr. Lakwinder Singh Sidhu in the State of Nevada on March 6, 2015 established a May 31 fiscal year end.

Recent Developments

Capital Stock

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2016 is 47,500,000.

As of May 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 28, 2015 the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 per share to the sole director and President of the Company for cash proceeds of $7,500.

On March 8, 2016 the Company issued 15,000,000 (300,000 pre-split) shares of its common stock at $0.001 ($0.05 pre-split) for $15,000 net proceeds to the Company. As of May 31, 2015 the Company had not received funds for 500,000 shares (total related value of $500). This is reflected in the balance sheet as Stock Subscriptions Receivable.

On April 20, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On April 20, 2016, the founding shareholder returned 342,500,000 (6,850,000 pre-split) restricted shares of common stock to treasury for $10 and the shares were subsequently cancelled by the Company.

Industry Analysis/Competition

Market Analysis

SavMobi proposed Marketing Platform and Mobile App is to provide Vendors to deliver and for customers/Member to receive, view and redeem promotional offers. SavMobi pre-empts a general web search , making our marketing efforts a step ahead of our competitors broad general search advertisements. This will also allow our proposed Vendors to provide set distances to send their promos and with the Members/customers to opt-in preferences, the promos the Members receive (as per their preferences) have a high relevancy. This allows Vendors to target consumers within a specific neighborhood if they so choose.

Research from Nielsen's U.S. Digital Consumer Report (February 23, 2012) revealed that 29 percent of smartphone owners use their phone for shopping-related activities. Top activities among mobile shoppers include in-store price comparisons (38%), browsing products through websites or apps (38%), reading online product reviews (32%), searching for/using online coupons (24%), and purchasing products (22%). Mobile is transforming into a powerful commerce tool, facilitating consumer transactions and access to real-time information and deals.

The smartphone market is experiencing rapid growth and the time to capitalize on that market is now! According to mobile statistics, there are over 2.6 billion smartphones in the world and over 182.6 million smartphones in the U.S. alone; and that by 2020 there will be 6.1 billion smartphones worldwide. Every year, smartphone manufacturers are releasing many new and affordable products, which have led to smartphones being two out of every three new mobile phones purchased. SavMobi has an opportunity with every new smartphone user to potentially gain a new user/customer and provide Vendors of our proposed Marketing Platform the opportunity to generate more sales. SavMobi has the potential to generate increased revenues via the increase use of our Mobile Marketing Platform and Mobile App.

Competition

Although SavMobi can be considered to operate in many industries, our proposed revenue streams we expect to come from the hyper-local marketing space. Our proposed primary source of revenue we expect will come from local, small businesses. We're fighting for their marketing dollars in a competitive market dominated by traditional advertisements such as print & radio, and upcoming digital advertisement from Google Ads, Microsoft/Bing Advertising, Foursquare, and Waze. Other major players in the hyper-local space are Groupon, LivingSocial, Yelp, and Pirq.

By having Members set their preferences, they can receive promos without the need of searching. In essence, SavMobi pre-empts searching making our marketing efforts a step ahead of search advertisement. Since Vendors have set the distance to send their promos and Members opt-in to preferences, the promos that Members receive have high relevancy.

SavMobi is not reliant on check-ins or maps, even though we have similar features. The check-in model gives consumers discounts and offers after they intended to visit that business. Users of Foursquare, a social, check-in network, primarily use the service to notify their friends of their current location. Foursquare is experimenting with ways to monetize their business model and enhance the business experience through promotions. Their current efforts involve methods of exploration and discovery.

Waze created a traffic and navigation app that allows businesses to advertise by pinning their location on maps. Waze is promoting to businesses that they will reach a community of millions of drivers and everyday commuters. However, Waze users are primarily looking for the best route to their intended location not for pins on a map.

Daily deal sites such as Groupon and LivingSocial transformed the hyperlocal market. They brought local vendors new customers through a digital option that had no upfront costs, and they changed consumer perception of redeeming coupons. Although a revolutionary concept, the sustainability of daily deals has not been proven. Businesses that participate in daily deals have mixed experiences including loss of profit, overwhelming peak traffic, and inconsistent results.

Yelp and Pirq are expected to be our biggest competitors once our proposed product(s) are launched. Yelp is a local directory service with social networking and user reviews. In the first quarter of 2015, they had more than 142 million unique visitors to their website, yelp.com. Their primary source of revenue comes from local business advertising. Businesses may advertise with Yelp for preferred search result placement and extra listing features. The advertising fee may include an individualized message, video, and photo slide show onto their listing as well as analytic reports. Businesses that advertise with Yelp pay to be at preferred locations on a search page hoping that consumers will see their listing and come to their location. Although that is a strong message, SavMobi goes a step further by putting a more enticing message in front of our Members, a discount or offer.

Pirq's business model is similar to our business model. They've built an app that displays businesses in the area and the discount that is offered. Users look for the business and discount they'd like, enter the business location, and scan a Microsoft tag (similar to a QR code) to receive their discount. Pirq initially launched as a restaurant deals app. They are currently trying to expand to other industries and services. After being in operations for 4.5 years, they are still positioned as a restaurant deals app in the eyes of businesses and consumers. They operate nationwide.

There are many competitors that exist. This is a clear indication on the growth and potential of the hyper-local market. Although our competitors share traits and similarities to us, SavMobi intends to build from the ground up to become a preferred vendor platform provided that attracts consumers to local businesses. What distinguishes our proposed Company's software are features that are unique and are not included in our competitors software and apps; these included; Firstly, our proposed Members are able to set their preferences and then receive promos via their smartphones without the need of a general search on the web. In essence, SavMobi pre-empts searching, making our marketing efforts a step ahead of our competitors broad general search advertisements. Secondly, we also allow our proposed Vendors to provide set distances to send their promos and with the Members opt-in preferences, the promos the Members receive (as per their preferences) have a high relevancy. This allows Vendors to target consumers within a specific neighborhood if they so choose.

Patent and Trademarks

We do no currently own any domestic or foreign patents relating to our proposed Mobile Marketing Platform.

Employees

As of May 31, 2016, other than its president, secretary, treasurer and sole director Mr. Lakwinder Singh Sidhu, the Company has no employees.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2016 and May 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in "Item 8. Financial Statements and Supplementary Data." In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See "Forward-Looking Statements." Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Business Overview

SavMobi intends to be a technology provider of vendor tools. The proposed first platform connects businesses to consumers based on location and preferences for products and services. Consumers receive promos while they are travelling via their smartphone. Vendors can send promotions and special offers simply through the web. When the consumer goes to the vendor's location, they can redeem the promo through their smartphone allowing the platform to keep track of performance analytics. SavMobi proposed Mobile Marketing Platform helps businesses by bringing customers into their door and increasing sales.

Plan of Operations

Over the 12-month period starting upon the effective date of this registration statement, our company must raise capital to introduce its planned products and start its sales. We intend to market our services on the Internet. We have three planned phases to our operations over the next twelve months. The business activities and related expenses in each phase will be affected by the proceeds from sales of shares in this offering received by the Company as discussed below.

The Company has not yet implemented its business model and to date has generated no revenues.

It is the Company's intention to provide its customers with a Mobile Marketing Platform consisting of the vendor center and mobile applications.

Over the next twelve months, the Company plans to introduce it planned software development and marketing as follows:

1)	Develop the software for the proposed Mobile Marketing Platform that will allow SavMobi vendors to manage and monitor their promos.

2)

Develop software application ("App") this will allow members to use the mobile apps to receive, view & redeem promos, set their preferences, and discover new vendors in their area in the Mobile Marketing Platform.

3)

We plan to market our proposed applications by the use of a website, mobile website, mobile apps, online advertising and social media such as Facebook, Twitter and LinkedIn to engage both vendors and members.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended May 31, 2016 and May 31, 2015, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A "going concern" opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2016 compared to the period from March 6, 2015 (date of inception) to May 31, 2015

We did not earn any revenues from March 6, 2015 (inception) to May 31, 2016.

Expenses for the year ended May 31, 2016 totaled $20,751 consisting primarily of office and general expenses of $4,651, professional fees of $16,100 and exchange gain of $408, resulting in a net loss of $20,343. Expenses for the period from March 6, 2015 (date of inception) to May 31, 2015 totaled $3,599 consisting primarily of office and general expenses of $1,599, professional fees of $2,000 and exchange gain of $156, resulting in a net loss of $3,443. The increase in office and general expenses from fiscal 2015 to fiscal 2016 was primarily due to the increase expenses relating to filing fees of $1,602, rent expenses of $1,330, bank service charges of $115 and exchange gain of $252. The increase in professional fees of $14,100 from fiscal 2015 to fiscal 2016 was due to the increase in accounting and legal fees activities during the period.

Capital Resources and Liquidity

Our auditor's report on our May 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "May 31, 2016 Audited Financial Statements – Auditors Report."

As of May 31, 2016, we had $12,399 of cash compared to $7,656 of cash as of May 31, 2015. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $23,786. As at May 31, 2016, the Company has a working capital deficit of $1,796.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, investors in the Company's common stock would lose all of their investment.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended May 31, 2016 and May 31, 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLCOSURES

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2016.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of May 31, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2016.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position

Lakwinder Singh Sidhu	69	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Chairman of the Board of Directors

Mr. Sidhu has held his offices/positions since inception of our company. Mr. Sidhu is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Lakhwinder Singh Sidhu was born 05/04/1947 in Amritsar, Punjab, India, where he received his formal education.From April 1981 to December 2013 he was employed by GoodEarth Co., a larger tractor sales company, located in Anjali, Punjab, India; and for 22 of those years he was manager of the company.

From January, 2014 to present he serves as a manager for the Nijjar Group, in Anjali, Punjab, India and over-sees operations and financial controls for their diagnostic imaging clinics.

During the past five years Mr. Lakhwinder Singh Sidhu served as sole director and officer of a private Nevada company, SavMobi, Inc., that was incorporated on July 13, 2013 by Mr. Sidhu. The company was never active and Mr. Sidhu is in the process of dissolving SavMobi, Inc. with the Nevada Secretary of State. Further, the ability to obtain a trademark for the Company under this offering will not be impacted as Mr. Sidhu incorporated both corporations and is dissolving SavMobi, Inc.

Director Independence

Our board of directors is currently composed of one member, Lakwinder Singh Sidhu, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Sidhu, other business interests and his involvement with SavMobi Technology Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

SavMobi Technology Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through May 31, 2016.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Lakwinder Singh Sidhu	2015	-	-	-	-	-	0
President, Chief Executive Officer, Treasurer	2016	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2016 or 2015. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended May 31, 2016 and May 31, 2015 for SavMobi Technology Inc.

Employment Contracts

At this time, SavMobi Technology has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. SavMobi Technology Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lakwinder Singh Sidhu	0	0	0	0	0	0	0

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2016 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class

Lakwinder Singh Sidhu
President, Chief Executive Officer, Treasure, Chief Financial Officer, Secretary and Chairman of the Board of Directors; 73B Bank Avenue, Amritsar, Punjab, 143001, India 7	30,000,000	68.42%

All officers and directors as a group	30,000,000	68.42%

____________

(1)	Based on 47,500,000 shares of common stock issued and outstanding as of May 31, 2016.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On April 28, 2015, the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 ($0.001 pre-split) per share to the sole director and President of the Company for cash proceeds of $7,500.

On April 20, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 200:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

On January 25, 2016, the founding shareholder returned 342,500,000 (6,850,000 pre-split) restricted shares of common stock to treasury for $10 and the shares were subsequently cancelled by the Company.

Our president and sole director provides' office space at no charge to the Company in Pfinztal, Germany.

Lakwinder Singh Sidhu, the Company's President, advanced funds and had outstanding balances to SavMobi Technology Inc.$4,203 and $3,599 for the years ended May 31, 2016 and May 31, 2015 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended May 31, 2016, audit fees were $10,000. For the period ended May 31, 2015, audit fees were $0.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the "Exhibit Index," which is incorporated herein by reference, following the signature page for a list of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVMOBI TECHNOLOGY INC.

Dated: August 29, 2016	By:	/s/ Lakwinder Singh Sidhu
Lakwinder Singh Sidhu
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 29, 2016	By:	/s/ Lakwinder Singh Sidhu
Lakwinder Singh Sidhu
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	XBRL Interactive Data Files
___________

[1]	Incorporated by reference from the Company's S-1 filed with the Commission on September 8, 2015.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SAVMOBI TECHNOLOGY INC.

FINANCIAL STATEMENTS

(Audited)

May 31, 2016

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Savmobi Technology Inc.

We have audited the accompanying balance sheet of Savmobi Technology Inc. of May 31, 2016 and 2015 and the related financial statements of operations, changes in shareholder's equity and cash flows for the year ended May 31, 2016 and the period March 6, 2015 (inception) to May 31, 2015. These financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savmobi Technology Inc. as of May 31, 2016 and 2015, and the results of its operation and its cash flows for the year ended May 31, 2016 and the period from March 6, 2015 (inception) to May 31, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 29, 2016

San Diego, CA. 92111

SAVMOBI TECHNOLOGY INC.

BALANCE SHEET

	May 31, 2016	May 31, 2015

ASSETS

CURRENT ASSETS
Cash	$12,399	$7,656

TOTAL CURRENT ASSETS	$12,399	$7,656

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,992	$-
Due to related party (Note 4)	4,203	3,599

TOTAL CURRENT LIABILITIES	14,195	3,599

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock (Note 3)

Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 47,500,000 shares of common stock (May 31, 2015 – 375,000,000)	47,500	375,000
Additional paid in capital	(25,010)	(367,500)
Stock subscription receivable	(500)	-
Accumulated deficit	(23,786)	(3,443)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,796)	4,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,399	$7,656

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENT OF OPERATIONS

	Year ended May 31, 2016	Results of operations from inception (March 6, 2015) to May 31, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$4,651	$1,599
Professional fees	16,100	2,000

TOTAL EXPENSES	(20,751)	(3,599)

OTHER INCOME (EXPENSES)
Exchange gain	408	156

TOTAL OTHR INCOME(EXPENSE)	408	156

NET LOSS	(20,343)	(3,443)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	339,082,192	146,551,700

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

 STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM March 6, 2015 (INCEPTION) TO MAY 31, 2016

	Common Stock		Additional	Stock
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Common shares issued for cash – at $0.00001 per share, April 28, 2015	375,000,000	$375,000	$(367,500)	$-	$-	$7,500

Net loss for the year ended May 31, 2015	-	-	-	-	(3,443)	(3,443)

Balance, May 31, 2015	375,000,000	375,000	(367,500)	-	(3,443)	4,057

Common shares issued for cash- At $0.001 per share March 8, 2016	15,000,000	15,000	-	(500)	-	14,500

Shares cancelled – at $0.000000029 per share, April 20, 2016	(342,500,000)	(342,500)	342,490	-	-	(10)

Net loss for the year ended May 31, 2016	-	-	-	-	(20,343)	(20,343)

Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENT OF CASH FLOWS

	Year ended May 31, 2016	From March 6, 2015 (date of inception) to May 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(20,343)	$(3,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	9,992	-

NET CASH USED IN OPERATING ACTIVITIES	(10,351)	(3,443)

CASH FLOW FROM INVESTING ACTIVITIES		-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	14,990	7,500
Stock subscription receivable	(500)
Proceeds from related parties	604	3,599

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,094	11,099

NET INCREASE (DECREASE) IN CASH	4,743	7,656

CASH, BEGINNING	7,656	-

CASH, ENDING	$12,399	$7,656

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $23,786. As at May 31, 2016, the Company has a working capital deficit of $1,796. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of May 31, 2016, the Company has issued 375,000,000 founders shares at $0.00001 per share for net proceeds of $7,500 to the Company and private placements of 15,000,000 common shares at $0.001 per share for net proceeds of $15,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters ("ASC 830-10"). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders' equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at May 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events ("SFAS 165"), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company's financial position or results of operations.

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168", issued June 2009), establishes the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company's financial statements.

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

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

NOTE 3 – CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2016 is 47,500,000.

As of May 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 28, 2015 the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 per share to the sole director and President of the Company for cash proceeds of $7,500.

On March 8, 2016 the Company issued 15,000,000 (300,000 pre-split) shares of its common stock at $0.001 ($0.05 pre-split) for $15,000 net proceeds to the Company. As of May 31, 2015 the Company had not received funds for 500,000 shares (total related value of $500). This is reflected in the balance sheet as Stock Subscriptions Receivable.

On April 20, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 50 new common shares for 1 old common share. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 50:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

NOTE 3 – CAPITAL STOCK (continued)

On April 20, 2016, the founding shareholder returned 342,500,000 (6,850,000 pre-split) restricted shares of common stock to treasury for $10 and the shares were subsequently cancelled by the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2015, the Company has received $4,203. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

	May 31, 2016	May 31, 2015

Net loss before income taxes per financial statements	$(23,343)	$(3,443)
Income tax rate	34%	34%
Income tax recovery	(7,937)	(1,171)
Non-deductible	-	-
Valuation allowance change	7,937	1,171

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at May 31, 2016 and May 31, 2015, is as follows:

	May 31, 2016	May 31, 2015
Net operating loss carry-forward	$9,108	$1,171
Valuation allowance	(9,108)	(1,171)

Net deferred income tax asset	$-	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of May 31, 2016 and May 31, 2015 the Company has no unrecognized income tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended May 31, 2016 and May 31, 2015 and no interest or penalties have been accrued as of May 31, 2016 and May 31, 2015. As of May 31, 2016 and May 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

