Form 10-Q
period 2016-08-31
SavMobi Technology Inc.
filed 2016-10-11
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

Commission File Number 333-206804

SavMobi Tehcnology Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

73B Bank Avenue, Amritsar, Punjab, 143001, India

(Address of principal executive offices)(Zip Code)

800-592-6276

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 7, 2016, there were 47,500,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

August 31, 2016

SAVMOBI TECHNOLOGY INC

CONDENSED BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,826	$12,399

TOTAL CURRENT ASSETS	$2,826	$12,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$750	$9,992
Due to related party (Note 4)	10,103	4,203

TOTAL CURRENT LIABILITIES	10,853	14,195

STOCKHOLDERS’ DEFICIT
Common stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 47,500,000 shares of common stock (May 31, 2016 – 47,500,000)	47,500	47,500
Additional paid in capital	(25,010)	(25,010)
Stock subscription receivable	(500)	(500)
Accumulated deficit	(30,017)	(23,786)

TOTAL STOCKHOLDERS’ DEFICIT	(8,027)	(1,796)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,826	$12,399

The accompanying notes are an integral part of these condensed financial statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2016	Three months ended August 31, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$1,143	$-
Professional fees	5,900	5,600

TOTAL EXPENSES	7,043	5,600

OTHER (INCOME) EXPENSES
Exchange Loss (gain)	(812)	275

TOTAL OTHER (INCOME) EXPENSE	(812)	275

NET LOSS	(6,231)	(5,875)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	47,500,000	375,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2016	Three months ended August 31, 2015

OPERATING ACTIVITIES
Net loss for the period	$(6,231)	$(5,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(9,242)	5,600

NET CASH USED IN OPERATING ACTIVITIES	(15,473)	(275)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Proceeds from related parties	5,900	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,900	-

NET INCREASE (DECREASE) IN CASH	(9,573)	(275)

CASH, BEGINNING	12,399	7,656

CASH, ENDING	$2,826	$7,381

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SAVMOBI TECHNOLOGY INC. was incorporated in the State of Nevada as a for-profit Company on March 6, 2015 and established a fiscal year end of May 31. The Company is organized to develop a Mobile Marketing Platform that helps businesses by bringing customers into their door and increasing sales.

SAVMOBI planned platform connects businesses to consumers based on location and preferences for products and services. Consumers receive promotions while they are travelling via their smartphone. Vendors can send promotions and special offers simply through the web. When the consumer goes to the vendor’s location, they can redeem the promotion through their smartphone allowing the platform to keep track of performance analytics.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $30,017. As at August 31, 2016, the Company has a working capital deficit of $8,027. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2016, the Company has issued 375,000,000 founders shares at $0.00001 per share for net proceeds of $7,500 to the Company and private placements of 15,000,000 common shares at $0.001 per share for net proceeds of $15,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Segmented Reporting

FSAB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at August 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”, issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2015.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of August 31, 2016 is 47,500,000.

As of August 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 28, 2015 the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 per share to the sole director and President of the Company for cash proceeds of $7,500.

On March 8, 2016 the Company issued 15,000,000 (300,000 pre-split) shares of its common stock at $0.001 ($0.05 pre-split) for $15,000 net proceeds to the Company. As of August 31, 2016 the Company had not received funds for 500,000 shares (total related value of $500). This is reflected in the balance sheet as Stock Subscriptions Receivable.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2016, the Company has received $10,103. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three month period ended August 31, 2016 and August 31, 2015 we had no revenue. Expenses for the three month period ended August 31, 2016 totaled $7,043 resulting in a Net loss of $6,231. Compared to expenses for the three month period ended August 31, 2015 totaled $5,875 resulting in a Net loss of $5,875. The Net Loss for the three month period ended August 31, 2016 is a result of Office and general expense of $1,143 comprised primarily of filing fees, rent expense, transfer fees and Professional fees of $5,900 comprised primarily of accounting and legal expenses; and a gain of $812 in foreign exchange. Compared to expenses for the three months ended August 31, 2015 is a result of Office and general expenses of nil and Professional fees of $5,600 comprised primarily of accounting and legal expenses; and a loss of $275 in foreign exchange.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others by way of private placements. Since inception we have raised $22,600 through the sale of Company’s common stock. We must raise additional cash to implement our strategy and stay in business.

As of August 31, 2016, we had $2,826 in cash as compared to $12,399 in cash at May 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of August 31, 2016 the Company’s sole officer and director, Mr. Sidhu has loaned the Company $10,103 and he has indicated that he may be willing to provide a maximum of $30,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We anticipate that we will begin the development of our software application and hire a third party software development firm within the next 120 days.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1. Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2. Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

__________________

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SabMobi Techology Inc. (Registrant)

Date: October 7, 2016	By:	/s/ Lakwinder Singh Sidhu
Lakhwinder Singh Sidhu
President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

