Form 10-Q
period 2016-11-30
SavMobi Technology Inc.
filed 2017-01-13
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐ (Do not check if a smaller reporting company)       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes       ☐ No

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

As of January 13, 2017, there were 47,500,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2016

SAVMOBI TECHNOLOGY INC

CONDENSED BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,756	$12,399

TOTAL CURRENT ASSETS	$2,756	$12,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$99	$9,992
Due to related party (Note 4)	15,302	4,203

TOTAL CURRENT LIABILITIES	15,401	14,195

STOCKHOLDERS’ DEFICIT
Common stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
47,500,000 shares of common stock (May 31, 2016 – 47,500,000)	47,500	47,500
Additional paid in capital	(25,010)	(25,010)
Stock subscription receivable	(500)	(500)
Accumulated deficit	(34,635)	(23,786)

TOTAL STOCKHOLDERS’ DEFICIT	(12,645)	(1,796)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,756	$12,399

The accompanying notes are an integral part of these condensed financial statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2016	Three months ended November 30, 2015	Six months ended November 30, 2016	Six months ended November 30, 2015

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$1,298	$1,299	$2,441	$1,299
Professional fees	3,250	1,500	9,150	7,100

TOTAL EXPENSES	(4,548)	(2,799)	(11,591)	(8,399)

OTHER INCOME (EXPENSES)
Exchange (Loss) gain	(70)	917	742	642

TOTAL OTHR INCOME(EXPENSE)	(70)	917	742	642

NET LOSS	(4,618)	(1,882)	(10,849)	(7,757)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	47,500,000	375,000,000	47,500,000	375,000,000

The accompanying notes are an integral part of these condensed financial statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2016	Six months ended November 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(10,849)	$(7,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(9,893)	4,049

NET CASH USED IN OPERATING ACTIVITIES	(20,742)	(3,708)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-
Proceeds from related parties	11,099	297

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,099	297

NET INCREASE (DECREASE) IN CASH	(9,643)	(3,411)

CASH, BEGINNING	12,399	7,656

CASH, ENDING	$2,756	$4,245

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $34,635. As at November 30, 2016, the Company has a working capital deficit of $12,645. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2016, the Company has issued 375,000,000 founders shares at $0.00001 per share for net proceeds of $7,500 to the Company and private placements of 15,000,000 common shares at $0.001 per share for net proceeds of $15,000. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at November 30, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of November 30, 2016 is 47,500,000.

As of November 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

On April 28, 2015 the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 per share to the sole director and President of the Company for cash proceeds of $7,500.

On March 8, 2016 the Company issued 15,000,000 (300,000 pre-split) shares of its common stock at $0.001 ($0.05 pre-split) for $15,000 net proceeds to the Company. As of November 30, 2016 the Company had not received funds for 500,000 shares (total related value of $500). This is reflected in the balance sheet as Stock Subscriptions Receivable.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2016, the Company has received $15,302. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended November 30, 2016 and November 30, 2015 we had no revenue. Expenses for the three month period ended November 30, 2016 totaled $4,548 resulting in a Net loss of $4,618. Compared to expenses for the three month period ended November 30, 2015 totaled $2,799 resulting in a Net loss of $1,882. The Net Loss for the three month period ended November 30, 2016 is a result of Office and general expense of $1,298 comprised primarily of filing fees, rent expense, transfer fees and Professional fees of $3,250 comprised primarily of accounting expenses; and a loss of $70 in foreign exchange. Compared to expenses for the three months ended November 30, 2015 is a result of Office and general expenses of 1,299 and Professional fees of comprised primarily of accounting expenses of $1,500; and a gain of $917 in foreign exchange.

For the six month period ended November 30, 2016 and November 30, 2015 we had no revenue. Expenses for the six month period ended November 30, 2016 totaled $11,591 resulting in a Net Loss of $10,849. The Net Loss for the six month period ended November 30, 2016 is a result of General and Administrative expense of $2,441 comprised primarily of filing fees, bank service charges, rent and transfer agent expenses; and professional fees of $9,150 comprised of accounting and legal expenses; and a gain of $742 in foreign exchange. Expenses for the comparative six month period ended November 30, 2015 totaled $8,399 resulting in a Net Loss of $7,757. The Net Loss for the six month period ended November 30, 2015 is a result of General and Administrative expenses of $1,299 comprised primarily of filing fees, bank service charges and rent; and of professional fees of $7,100 comprised of legal and accounting expense; and a foreign exchange gain of $642.

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

As of November 30, 2016, we had $2,756 in cash as compared to $12,399 in cash at May 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2016 the Company’s sole officer and director, Mr. Sidhu has loaned the Company $15,302 and he has indicated that he may be willing to provide a maximum of $30,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T.

____________

* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SabMobi Techology Inc. (Registrant)

Date: January 13, 2017	By:	/s/ Lakwinder Singh Sidhu
Lakhwinder Singh Sidhu President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

