Form 10-K/A
period 2017-05-31
SavMobi Technology Inc.
filed 2017-09-26
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of SavMobi Technology Inc. originally filed with the Securities and Exchange Commission  (the "SEC") on August 29, 2017 (the "Original Filing") is being filed to correct typographical errors in the Balance Sheets, Statements of Stockholders' Equity and Note 5.

Except as otherwise noted, information included in this Amendment No. 1 is stated as of May 31, 2017 and does not reflect any subsequent information or events.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits.

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

SAVMOBI TECHNOLOGY INC.

Dated: September 26, 2017	By:	/s/ Poh Kee Liew
Poh Kee Liew President, CEO and Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Gim Hooi Ooi	September 26, 2017
Gim Hooi Ooi CFO and Director Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 29, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SAVMOBI TECHNOLOGY INC

BALANCE SHEETS

	May 31, 2017	May 31, 2016

ASSETS

CURRENT ASSETS
Cash	$371	$12,399

TOTAL CURRENT ASSETS	$371	$12,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$500	$9,992
Due to related party (Note 4)	-	4,203

TOTAL CURRENT LIABILITIES	500	14,195

STOCKHOLDERS’ DEFICIT
Common stock (Note 3)
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 47,500,000 shares of common stock (May 31, 2016 – 47,500,000)	47,500	47,500
Additional paid in capital	(4,315)	(25,010)
Stock subscription receivable	-	(500)
Accumulated deficit	(43,314)	(23,786)

TOTAL STOCKHOLDERS’ DEFICIT	(129)	(1,796)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371	$12,399

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year ended May 31, 2017	Year ended May 31, 2016

REVENUE	$-	$-

EXPENSES
Office and general	$4,772	$4,651
Professional fees	15,650	16,100

TOTAL EXPENSES	(20,422)	(20,751)

OTHER INCOME (EXPENSES)
Exchange (Loss) gain	894	408

TOTAL OTHR INCOME(EXPENSE)	894	408

NET LOSS	(19,528)	(20,343)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	47,500,000	339,082,192

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM March 6, 2015 (INCEPTION) TO MAY 31, 2017

	Common Stock		Additional	Stock
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Common shares issued for cash – at $0.00001 per share, April 28, 2015	375,000,000	$375,000	$(367,500)	$-	$-	$7,500

Net loss for the year ended May 31, 2015	-	-	-	-	(3,443)	(3,443)

Balance, May 31, 2015	375,000,000	375,000	(367,500)	-	(3,443)	4,057

Common shares issued for cash- At $0.001 per share March 8, 2016	15,000,000	15,000	-	(500)	-	14,500

Shares cancelled – at $0.000000029 per share, April 20, 2016	(342,500,000)	(342,500)	342,490	-	-	(10)

Net loss for the year ended May 31, 2016	-	-	-	-	(20,343)	(20,343)

Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash – January 10, 2017	-	-	-	500	-	500

Shareholder loan forgiven- May 31, 2017	-	-	20,695	-	-	20,695

Net loss for the year ended May 31, 2017	-	--	-	-	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	$47,500	$(4,315)	$-	$(43,314)	$(129)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

	Year ended May 31, 2017	Year ended May 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(19,528)	$(20,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(9,492)	9,992

NET CASH USED IN OPERATING ACTIVITIES	(29,020)	(10,351)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	14,990
Stock subscription receivable	500	(500)
Proceeds from related party	19,529	604
Payment for the loan from related party	(3,037)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,992	15,094

NET INCREASE (DECREASE) IN CASH	(12,028)	4,743

CASH, BEGINNING	12,399	7,656

CASH, ENDING	$371	$12,399

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

SAVMOBI TECHNOLOGY INC. NOTES TO FINANCIAL STATEMENTS May 31, 2017

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	May 31, 2017	May 31, 2016

Net loss before income taxes per financial statements	$(19,528)	$(20,343)
Income tax rate	34%	34%
Income tax recovery	(6,640)	(6,917)
Non-deductible	--	--
Valuation allowance change	6,640	6,917

Provision for income taxes	$–	$–

The significant component of deferred income tax assets at May 31, 2017 and May 31, 2016, is as follows:

	May 31, 2017	May 31, 2016
Net operating loss carry-forward	$14,727	$8,087
Valuation allowance	(14,727)	(8,087)

Net deferred income tax asset	$–	$–

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

