Form 10-Q
period 2017-08-31
SavMobi Technology Inc.
filed 2017-10-13
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 333-206804

SavMobi Technology Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Travessa do Cais, No. 3A, Edg. Kai Lei, Macau, 999078.

(Address of principal executive offices)(Zip Code)

+85365230932

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 13, 2017, there were 47,500,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	August 31, 2017	May 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$-	$371
Total current assets	$-	$371

TOTAL ASSETS	$-	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$13,583	$500
Due to related party	28,633	-
Total current liabilities	42,216	500

Stockholders’ deficit
Common stock ($.001 par value, 500,000,000 shares authorized, 47,500,000 shares issued and outstanding as of August 31, 2017 and May 31, 2017)	47,500	47,500
Additional paid in capital	(4,315)	(4,315)
Accumulated deficit	(85,401)	(43,314)
Total stockholders’ deficit	(42,216)	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$371

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2017	Three months ended August 31, 2016

Operating expenses
General and administrative expenses	$13,795	$1,143
Professional expenses	28,292	5,900
Total operating expenses	42,087	7,043

Other income
Exchange gain	$-	$812
Total other income	$-	$812

Net loss	$(42,087)	$(6,231)

Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	47,500,000	47,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2017	Three months ended August 31, 2016

Cash flows from operating activities:
Net loss	$(42,087)	$(6,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	41,716	(9,242)
Net cash used in operating activities	(371)	(15,473)

Cash flows from financing activity:
Proceeds from related parties	-	5,900
Net cash provided by financing activity	-	5,900

Net decrease in cash and cash equivalents	(371)	(9,573)
Cash and cash equivalents, beginning of period	371	12,399
Cash and cash equivalents, end of period	$-	$2,826

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$28,504	$-
Accounts payable paid off by related party	$129	$-

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On March 6, 2015, SavMobi Technology Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience. The Company’s previous principal offices are located in 73B Bank Avenue, Amritsar, Punjab, 143001, India.

On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Ltd., by which New Reap Global Ltd. acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. After the change of ownership, the Company’s current principal offices are located in Travessa do Cais, No 3A, Edg. Kai Lei, Macau.

The Company has not yet implemented its initial and new business model and to date has generated no revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The management makes its best estimate of the outcome for these items based on information available when the financial statements are prepared, however, actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use or unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

Level - 1: defined as observable inputs such as quoted prices in active markets;

Level - 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level - 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of accounts payables and accrued liabilities approximate its fair value due to its relatively short-term maturity.

It is not, however, practical to determine the fair value of amounts due to related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The

Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $42,216 as of August 31, 2017, and has generated negative cash flows from operating activities for the three months ended August 31, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Also the Company anticipates that the new business in accounting and bookkeeping services will begin and employees will be hired to operate the business in the future.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2017, there was $0 due to related party.

During the three months ended August 31, 2017, the Company’s director, Poh Kee Liew, paid $28,504 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of August 31, 2017, the total amount due to Poh Kee Liew was $28,633.

The Company's executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward looking statement notice

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

Results of Operations

We had no revenue for the three months periods ended August 31, 2017 and 2016. We incurred operating expenses in the amount of $42,087 and $7,043 for the three months periods ended August 31, 2017 and 2016, respectively. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of director remuneration expenses. We incurred $13,795 and $1,143 general and administrative expenses for the periods ended August 31, 2017 and 2016, respectively.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $28,292 and $5,900 professional fees for the three months periods ended August 31, 2017 and 2016, respectively. We had $812 gain resulted from foreign currency translation for the three months period ended August 31, 2016.

As a result, we generated net loss in the amount of $42,087 and $6,231 for the three months period ended August 31, 2017 and 2016, respectively.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of August 31, 2017, we had $0 in cash compared to $371 in cash as of May 31, 2017. New management has taken over the Company since May 18, 2017, and during the three months period ended August 31, 2017, the $371 cash had been used to pay off outstanding payables. The Company has not yet opened any corporate bank account.

We anticipate that we will begin the new business in accounting and bookkeeping services and hire some employees to operate the business within the next 120 days.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2017, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SavMobi Technology Inc. (Registrant)

Date: October 13, 2017	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

