Form 10-Q
period 2017-11-30
SavMobi Technology Inc.
filed 2018-01-12
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 333-206804

SavMobi Technology Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Travessa do Cais, No. 3A, Edg. Kai Lei, Macau , 999078.

(Address of principal executive offices)(Zip Code)

+853 65230932

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

As of January 12, 2017, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	November 30, 2017	May 31, 2017
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$-	$371
Total current assets	$-	$371

TOTAL ASSETS	$-	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,565	$500
Due to related party	65,646	-
Total current liabilities	68,211	500

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,500,000 shares issued and outstanding as of November 30, 2017 and May 31, 2017, respectively)	61,900	47,500
Additional paid in capital	114,197	(4,315)
Accumulated deficit	(244,308)	(43,314)
Total stockholders’ deficit	(68,211)	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$371

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2017	Three months ended November 30, 2016	Six months ended November 30, 2017	Six months ended November 30, 2016

Operating expenses
General and administrative expenses	$149,267	$1,298	$163,062	$2,441
Professional expenses	9,640	3,250	37,932	9,150
Total operating expenses	158,907	4,548	200,994	11,591

Other income
Exchange gain (loss)	$-	$(70)	$-	$742
Total other income (expense)	$-	$(70)	$-	$742

Net loss	$(158,907)	$(4,618)	$(200,994)	$(10,849)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	47,980,000	47,500,000	47,737,363	47,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2017	Six months ended November 30, 2016

Cash flows from operating activities:
Net loss	$(200,994)	$(10,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	132,912	-
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	67,711	(9,893)
Net cash used in operating activities	(371)	(20,742)

Cash flows from financing activity:
Proceeds from related parties	-	11,099
Net cash provided by financing activity	-	11,099

Net decrease in cash and cash equivalents	(371)	(9,643)
Cash and cash equivalents, beginning of period	371	12,399
Cash and cash equivalents, end of period	$-	$2,756

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$65,517	$-
Accounts payable paid off by related party	$129	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The

Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $68,211 as of November 30, 2017, and has generated negative cash flows from operating activities for the six months ended November 30, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the six months ended November 30, 2017, the Company’s director, Poh Kee Liew, paid $65,517 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of November 30, 2017, the total amount due to Poh Kee Liew was $65,646.

The Company's executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

NOTE 5 – COMMON STOCK

In November 2017, the Company issued a total of 14,400,000 restricted shares of common stocks to six marketers at price of $0.00923 per share as payment for market promotion service fees. Total value of the services, valued at the fair market value on the issuance date, was $132,912. For the six months ended November 30, 2017, $132,912 was expensed as marketing fees.

NOTE 6 – SUBSEQUENT EVENTS

On December 20, 2017, the Company acquired 100% equity interest in Xinda Human Resources Sdn. Bhd. (“Xinda HR”), a company incorporated in Malaysia with a consideration of MYR2.00. The Company and Xinda HR are under common control of the same group of shareholders. Xinda HR had no source of income nor any operations since its establishment on March 7, 2017. The consideration has been paid as of the filing date. As a result of the shares acquisition, Xinda HR has become the Company’s wholly-owned subsidiary.

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

Results of Operations

We had no revenue for the six months periods ended November 30, 2017 and 2016. We incurred operating expenses in the amount of $200,994 and $11,591 for the six months periods ended November 30, 2017 and 2016, respectively. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred $163,062 and $2,441 general and administrative expenses for the six month periods ended November 30, 2017 and 2016, respectively. The increased of general and administrative expenses in 2017 is because the Company incurred share-based expenses of $132,912 as compensation to 6 marketers in China for their market promotion service for next 12 months. It is a one-time expenses and Company estimated the general and administrative expenses in next quarter will be reduced.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $37,932 and $9,150 professional fees for the six months periods ended November 30, 2017 and 2016, respectively. We had $742 gain resulted from foreign currency translation for the six months period ended November 30, 2016.

As a result, we generated net loss in the amount of $200,994 and $10,849 for the six months period ended November 30, 2017 and 2016, respectively.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of November 30, 2017, we had $0 in cash compared to $371 in cash as of May 31, 2017. New management has taken over the Company since May 18, 2017, and during the six months period ended November 30, 2017, the $371 cash had been used to pay off outstanding payables. The Company has not yet opened any corporate bank account.

We anticipate that we will begin the new business within the next 90 days. We had took over a company in Malaysia on December 20, 2017, named Xinda Human Resources Sdn. Bhd., a company providing a wide variety of human resource consulting services by facilitating identified, necessary change within an organization in order to enhance the success of the clients.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2017, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2017, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) lack of control procedures to ensure all the related parties transactions are approved following the Company’s approval policy. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc. (Registrant)

Date: January 12, 2018	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

