Form 10-Q
period 2018-02-28
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-206804

SavMobi Technology Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Travessa do Cais, No. 3A, Edg. Kai Lei, Macau, 999078
(Address of principal executive offices) (Zip Code)

+853 65230932

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐ No

As of September 24, 2020, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	February 28,	May 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$371
Total current assets	–	371

TOTAL ASSETS	$–	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$16,233	$500
Due to related party	–	–
Total current liabilities	16,233	500

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,500,000 shares issued and outstanding as of February 28, 2018 and May 31, 2017, respectively)	61,900	47,500
Additional paid in capital	114,197	(4,315)
Accumulated deficit	(192,330)	(43,314)
Total stockholders’ deficit	(16,233)	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$371

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2018	Three months ended February 28, 2017	Nine months ended February 28, 2018	Nine months ended February 28, 2017
Operating expenses
General and administrative expenses	$(16,233)	$1,831	$179,295	$4,272
Professional expenses	–	3,250	37,932	12,400
Total operating expenses	(16,233)	5,081	217,227	16,672

Other income
Exchange gain (loss)	–	98	–	840
Total other income (expense)	–	98	–	840

Net loss	$(16,233)	$(4,983)	$(217,227)	$(15,832)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,500,000	61,900,000	47,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28, 2018	Nine months ended February 28, 2017
Cash flows from operating activities:
Net loss	$(217,227)	$(15,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	149,145	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	67,711	(7,100)
Net cash used in operating activities	(371)	(22,932)
Cash flows from financing activity:
Proceeds from related parties	–	12,106
Net cash provided by financing activity	–	12,106

Net decrease in cash and cash equivalents	(371)	(10,826)
Cash and cash equivalents, beginning of period	371	12,399
Cash and cash equivalents, end of period	$–	$1,573

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$65,517	$–
Accounts payable paid off by related party	$129	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six nine months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of ASC 505-50, “ Equity – Based Payments to Non-Employees”. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $68,211 as of February 28, 2018, and has generated negative cash flows from operating activities for the nine months ended February 28, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the nine months ended February 28, 2018, the Company’s director, Poh Kee Liew, paid $65,517 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of February 28, 2018, the total amount due to Poh Kee Liew was $65,646.

The Company's executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

NOTE 5 – COMMON STOCK

In November 2017, the Company issued a total of 14,400,000 restricted shares of common stocks to six marketers at price of $0.00923 per share as payment for market promotion service fees. Total value of the services, valued at the fair market value on the issuance date, was $132,912. For the nine months ended February 28, 2018, $132,912 was expensed as marketing fees.

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

Results of Operations

We had no revenue for the nine months periods ended February 28, 2018 and 2017. We incurred operating expenses in the amount of $217,227 and $11,591 for the nine months periods ended February 28, 2018 and 2017, respectively. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred $163,062 and $4,272 general and administrative expenses for the nine month periods ended February 28, 2018 and 2017, respectively. The increased of general and administrative expenses in 2018 is because the Company incurred share-based expenses of $132,912 as compensation to 6 marketers in China for their market promotion service for next 12 months. It is a one-time expenses and Company estimated the general and administrative expenses in next quarter will be reduced.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $37,932 and $12,400 professional fees for the nine months periods ended February 28, 2018 and 2017, respectively. We had $840 gain resulted from foreign currency translation for the nine months period ended November 30, 2017.

As a result, we generated net loss in the amount of $217,227 and $15,832 for the nine months period ended February 28, 2018 and 2017, respectively.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of February 28, 2018, we had $0 in cash compared to $371 in cash as of May 31, 2017. New management has taken over the Company since May 18, 2017, and during the nine months period ended February 28, 2018, the $371 cash had been used to pay off outstanding payables. The Company has not yet opened any corporate bank account.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SavMobi Technology Inc.
(Registrant)

Date: September 24, 2020	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

	By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

