Form 10-K
period 2018-05-31
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of September 24, 2020 the Company has 61,900,000 shares of common stock issued and outstanding

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

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2018 is 61,900,000.

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

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our initial proposed Mobile Marketing Platform and current new plan on accounting and bookkeeping services business.

Employees

As of May 31, 2018, other than its CEO, Mr. Poh Kee Liew and its CFO Mr. Gim Hooi Ooi, the Company has no employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2018 and May 31, 2017.

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

Plan of Operations

After the change in control of management, the Company is phasing out the initial business plan and has now shifted the business operation of the Company outsourced accounting and bookkeeping services for its clients. Management is now reviewing a Macau company to acquire as its subsidiary to hold our accounting and bookkeeping business. We tentatively plan on opening our office in Macau and beginning full operations within the next 12 months. As part of this plan, we intend on recruiting an executive account manager and bookkeeper as we begin to actively source for new clients to outsource their bookkeeping and accounting services to us directly. We estimate we will have sufficient cash flow to maintain the Company’s daily operations within next 12 months.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended May 31, 2018 and May 31, 2017, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2018 compared to Fiscal Year Ended to May 31, 2017

We did not earn any revenues from March 6, 2015 (inception) to May 31, 2018.

Expenses for the year ended May 31, 2018 totaled $200,994 consisting primarily of office and general expenses of $163,062, professional fees of $37,932 and exchange gain of $0, resulting in a net loss of $200,994. Expenses for the period for the year ended May 31, 2017 totaled $20,422 consisting primarily of office and general expenses of $4,772, professional fees of $15,650 and exchange gain of $894, resulting in a net loss of $20,343. The net loss in 2018 increased by $180,651, compared to 2017 was primarily due to additional administrative expenses due to the cease of business, other income exchange gain was decreased by $894 compared to 2017.

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

As of May 31, 2018, we had no cash compared to $371 of cash as of May 31, 2017. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $176,097. As of May 31, 2018, the Company has no working capital deficit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's consolidated financial statements for the fiscal years ended May 31, 2018 and May 31, 2017, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2018.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2018 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Poh Kee Liew	46	Chief Executive Officer and Chairman of the Board of Directors
Gim Hooi Ooi	37	Chief Financial Officer and member of the Board of Directors

Mr. Liew and Mr. Ooi have held their offices/positions since May 18, 2017. Mr. Liew and Mr. Ooi are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

The former officer of the Company Mr. Lakwinder Singh Sidhu resigned his positions on May 18, 2017.

Business Experience

Mr. Liew, 46, is the current CEO of New Asia Energy, Inc. and was the Director of Business Development for AD Channel Creative, a Malaysian company since 2008. He has more than 20 years’ experience in internal financial and public relations management. He is a recognized graphic designer, and accomplished in internet social media platform development. Mr. Liew has a Diploma in Graphic Design from the PJ College Art and Design, Malaysia, in 1995.

Mr. Ooi, Age 37, brings years of executive experience in the banking and financial services. He is the current CFO of Wike Corporation and was formerly Senior Relationship Manager of Alliance Bank Malaysia Berhad and Account Relationship Manager at Hong Leong Bank Berhad. Mr. Ooi graduated with a BA in Mass Communication from University of Tunku Abdul Rahman in 2005.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through May 31, 2018.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lakwinder Singh Sidhu (former officer)	2016	-	-	-	-	-	0
Lakwinder Singh Sidhu (former officer)	2017	-	-	-	-	-	0
Poh Kee Liew - CEO	2017-18	-	-	-	-	-	0
Gim Hooi Ooi - CFO	2017-18	-	-	-	-	-	0

Mr. Liew and Mr. Ooi have held their offices/positions since May 18, 2017. Mr. Liew and Mr. Ooi are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

The former officer of the Company Mr. Lakwinder Singh Sidhu resigned his positions on May 18, 2017.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2018 or 2017. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended May 31, 2018 and May 31, 2017 for SavMobi Technology Inc.

Employment Contracts

SavMobi Technology has not entered into any employment agreements with its former sole officer and director. After change in control on May 18, 2016, Company also did not sign any employment agreement with newly appointment CEO and CFO. However, Company has no plans to pay them their salary for the foreseeable future.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2018.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
New Reap Global Ltd.
Room 301, Unit 3, Bld B1, Qingchun Rd 6 Yuan, Huairou District, Beijing, China.	32,500,000	68.42%

Lihui Chen #443 Xiao Zhang Ge Zhuang Village, Yan Jiao Kai Fa District, San He City, Hebei, China.	2,500,000	5.26%

Poh Kee Liew 17, Jln 22/154, Tmn Bukit Anggerik, 56000 Cheras, Malaysia.	-	-

Gim Hooi Ooi 21, Simpang N/V, 34700 Simpang, Taiping, Perak, Malaysia	-	-

All officers, directors and Related Party as a group	35,000,000	73.68%

_________

(1)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2017.

(2)	On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Ltd., by which New Reap Global Ltd., acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Ltd., paid $300,000 in cash.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended May 31, 2018, audit fees were $0. For the period ended May 31, 2017, audit fees were $10,000

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 and 2017 were pre-approved by our Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Index to Financial Statements

Balance Sheet at May 31, 2018
Statements of Operations for the Twelve Months ended May 31, 2018 and 2017
Statements of Cash Flows for the Twelve Months ended May 31, 2018 and 2017
Notes to Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$371
Total current assets	–	371

TOTAL ASSETS	$–	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$500
Due to related party	–	–
Total current liabilities	–	500

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,737,363 shares issued and outstanding as of May 31, 2018 and May 31, 2017, respectively)	61,900	47,500
Additional paid in capital	114,197	(4,315)
Accumulated deficit	(176,097)	(43,314)
Total stockholders’ deficit	–	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$371

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve months ended May 31, 2018	Twelve months ended May 31, 2017
Operating expenses
General and administrative expenses	$163,062	$4,772
Professional expenses	37,932	15,650
+Total operating expenses	200,994	20,422

Other income
Exchange gain (loss)	–	894
Total other income (expense)	–	894

Net loss	$(200,994)	$(19,528)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve months ended May 31, 2018	Twelve months ended May 31, 2017
Cash flows from operating activities:
Net loss	$(200,994)	$(19,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	132,912	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	67,711	(9,492)
Net cash used in operating activities	(371)	(29,020)
Cash flows from financing activity:
Proceeds from related parties	–	16,992
Net cash provided by financing activity	–	16,992

Net decrease in cash and cash equivalents	(371)	(12,028)
Cash and cash equivalents, beginning of period	371	12,399
Cash and cash equivalents, end of period	$–	$371

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$65,517	$–
Accounts payable paid off by related party	$129	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $176,097 as of May 31, 2018, and has generated negative cash flows from operating activities for the twelve months ended May 31, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the twelve months ended May 31, 2018, the Company’s director, Poh Kee Liew, paid $65,517 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of May 31, 2018, the total amount due to Poh Kee Liew was $65,646 was written off.

The Company's executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

NOTE 5 – COMMON STOCK

In November 2017, the Company issued a total of 14,400,000 restricted shares of common stocks to six marketers at price of $0.00923 per share as payment for market promotion service fees. Total value of the services, valued at the fair market value on the issuance date, was $132,912. For the twelvemonths ended May 31, 2018, $132,912 was expensed as marketing fees.

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

SavMobi Technolgy Inc.

By:	/s/ Poh Kee Liew
Poh Kee Liew Chief Executive Officer

/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

September 24, 2020