Form 10-Q
period 2018-11-30
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	November,	May 31,
	2018	2018
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2018	Three months ended November 30, 2017	Six months ended November 30, 2018	Six months ended November 30, 2017
Operating expenses
General and administrative expenses	$–	$149,267	$–	$163,062
Professional expenses	–	9,640	–	37,932
Total operating expenses	–	158,907	–	200,994

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	–	–	–	–

Net loss	$–	$(158,907)	$–	$(200,994)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,980,000	61,900,000	47,737,363

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2018	Six months ended November 30, 2017
Cash flows from operating activities:
Net loss	$–	$(200,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	132,912
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	67,711
Net cash used in operating activities	–	(371)

Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	(371)
Cash and cash equivalents, beginning of period	–	371
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$65,517
Accounts payable paid off by related party	$–	$129

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $176,097 as of November 30, 2018, and has generated negative cash flows from operating activities for the twelve months ended May 31, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

During the twelve months ended May 31, 2018, the Company’s director, Poh Kee Liew, paid $65,517 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of November 30, 2018, the total amount due to Poh Kee Liew was $0.

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

Results of Operations

We had no revenue for the six months periods ended November 30, 2018 and 2017. We incurred no operating expenses in the periods ended November 30, 2018. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred no general and administrative expenses for the six month periods ended November 30, 2018.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred no professional fees or the six month periods ended November 30, 2018 and $37,932 professional fees for the twelve months periods ended May 31, 2018.

As a result, we generated net loss in the amount of $200,994 for the twelve months period ended May 31, 2018 and no income or expense in six months ending November 30, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of May 31, 2018, we had $0 in cash compared to $371 in cash as of May 31, 2017. New management has taken over the Company since May 18, 2017, and during the twelve months period ended May 31, 2018, the $371 cash had been used to pay off outstanding payables. The Company has not yet opened any corporate bank account.

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

