Form 10-Q
period 2019-02-28
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	February 28,	May 31,
	2019	2018
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,737,363 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2019	Three months ended February 28, 2018	Nine months ended February 28, 2019	Nine months ended February 28, 2018
Operating expenses
General and administrative expenses	$–	$(16,233)	$–	$179,295
Professional expenses	–	–	–	37,932
Total operating expenses	–	(16,233)	–	217,227

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	$–	$(16,233)	$–	$–

Net loss	$–	$(16,233)	$–	$(217,227)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28, 2019	Nine months ended February 28, 2018
Cash flows from operating activities:
Net loss	$–	$(217,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	149,145
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	67,711
Net cash used in operating activities	–	(371)
Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	(371)
Cash and cash equivalents, beginning of period	–	371
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$65,517
Accounts payable paid off by related party	$–	$129

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2019 are not indicative of the results that may be expected for the year ending May 31, 2019. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2018, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $176,097 as of February 28, 2019, and has generated negative cash flows from operating activities for the nine months ended February 28, 2019. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2019, there was $0 due to related party.

During the twelve months ended May 31, 2018, the Company’s director, Poh Kee Liew, paid $65,517 operating expenses on behalf of the Company, and paid off $129 accounts payable for the Company. As of February 28, 2019, the total amount due to Poh Kee Liew was $0 as the company has written off the debt.

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

Results of Operations

We had no revenue for the nine months periods ended May 31, 2018 and 2017. We incurred operating expenses in the amount of $0.00 to February 28, 2019 and $200,994 for the twelve months periods ended May 31, 2018. No operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred $0.00 and $163,062 general and administrative expenses for the nine month periods ended February 28, 2019 and 2019, respectively. The increased of general and administrative expenses in 2018 is because the Company incurred share-

based expenses of $132,912 as compensation to 6 marketers in China for their market promotion service for next 12 months. It is a one-time expenses and Company estimated the general and administrative expenses in next quarter will be reduced.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $0 professional fees for the nine months periods ended February 28, 2019 and 2018, respectively. We had no gain resulted from foreign currency translation.

As a result, we generated net loss in the amount of $0.00 for the nine months ending February 28, 2019 and $200,994 for the twelve months period ended May 31, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of February 28, 2019, we had $0 in cash. New management has taken over the Company since May 18, 2017. The Company has not yet opened any corporate bank account.

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

