Form 10-Q
period 2019-08-31
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	August 31,	May 31,
	2019	2019
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,737,363 shares issued and outstanding as of August 31, 2019 and May 31, 2019, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2019	Three months ended August 31, 2018
Operating expenses
General and administrative expenses	$–	$–
Professional expenses	–	–
Total operating expenses	–	–

Other income
Exchange gain (loss)	–	–
Total other income (expense)	$–	$–

Net loss	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2019	Three months ended August 31, 2018
Cash flows from operating activities:
Net loss	$–	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	–
Net cash used in operating activities	–	–

Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$–
Accounts payable paid off by related party	$–	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2019, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of August 31, 2019, and has generated no cash flows from operating activities for the twelve months ended May 31, 2019. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2019, there was $0 due to related party.

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

Results of Operations

We had no revenue for the three months periods ended August 31, 2019 and 2018. We incurred no operating expenses in the three month period ended August 31, 2019 and 2018. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred no general and administrative expenses for the three month period ended August 31, 2019 and 2018.

As a result, we generated net loss in the amount of $0.00 for the three month period ended August 31, 2019 and 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of August 31, 2019, we had $0 in cash. New management has taken over the Company since May 18, 2017, and during the twelve months period ended May 31, 2018, the $371 cash had been used to pay off outstanding payables. The Company has not yet opened any corporate bank account.

We anticipate that we will begin the new business within the next 365 days. We had took over a company in Malaysia on December 20, 2017, named Xinda Human Resources Sdn. Bhd., a company providing a wide variety of human resource consulting services by facilitating identified, necessary change within an organization in order to enhance the success of the clients.

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

