Form 10-Q
period 2019-11-30
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	November,	May 31,
	2019	2018
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of November 30, 2019 and May 31, 2019, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2019	Three months ended November 30, 2018	Six months ended November 30, 2019	Six months ended November 30, 2018
Operating expenses
General and administrative expenses	$–	$–	$–	$–
Professional expenses	–	–	–	–
Total operating expenses	–	–	–	–

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	$–	$–	$–	$–

Net loss	$–	$–	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2019	Six months ended November 30, 2018
Cash flows from operating activities:
Net loss	$–	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	–
Net cash used in operating activities	–	–

Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$–
Accounts payable paid off by related party	$–	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of November 30, 2019, and has generated no cash flows from operating activities for the six months ended November 30, 2019. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2019, there was $0 due to related party.

The Company's executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

NOTE 5 – COMMON STOCK

In November 2017, the Company issued a total of 14,400,000 restricted shares of common stocks to six marketers at price of $0.00923 per share as payment for market promotion service fees.

As of November 30, 2019, 61,900,000 shares of stock are outstanding.

NOTE 6 – SUBSEQUENT EVENTS

There are no subsequent events.

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

Results of Operations

We had no revenue for the six months periods ended November 30, 2019 and 2018. We incurred no operating expenses in the periods ended November 30, 2019. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred no general and administrative expenses for the six month periods ended November 30, 2019.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred no professional fees or the six month periods ended November 30, 2019 and no professional fees for the twelve months periods ended May 31, 2019.

As a result, we generate no income or expense in six months ending November 30, 2019 and November 30, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of May 31, 2019, we had $0 in cash. New management has taken over the Company since May 18, 2017, and has not yet opened any corporate bank account.

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

