Form 10-K
period 2020-05-31
SavMobi Technology Inc.
filed 2020-09-24
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2020

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

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2020 is 61,900,000.

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

Employees

As of May 31, 2020, other than its CEO, Mr. Poh Kee Liew and its CFO Mr. Gim Hooi Ooi, the Company has no employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended May 31, 2020 and May 31, 2019.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended May 31, 2020 and May 31, 2019, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2020 compared to Fiscal Year Ended to May 31, 2019

We did not earn any revenues from March 6, 2015 (inception) to May 31, 2020.

The company had no expenses for the year ended May 31, 2020 and May 31, 2019.

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

As of May 31, 2020, we had no cash compared to $0 of cash as of May 31, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $176,097. As of May 31, 2020, the Company has no working capital deficit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's consolidated financial statements for the fiscal years ended May 31, 2020 and May 31, 2019, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2020.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2020 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Poh Kee Liew	48	Chief Executive Officer and Chairman of the Board of Directors
Gim Hooi Ooi	39	Chief Financial Officer and member of the Board of Directors

Mr. Liew and Mr. Ooi have held their offices/positions since May 18, 2017. Mr. Liew and Mr. Ooi are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

The former officer of the Company Mr. Lakwinder Singh Sidhu resigned his positions on May 18, 2017.

Business Experience

Mr. Liew, 48, is the current CEO of New Asia Energy, Inc. and was the Director of Business Development for AD Channel Creative, a Malaysian company since 2008. He has more than 20 years’ experience in internal financial and public relations management. He is a recognized graphic designer, and accomplished in internet social media platform development. Mr. Liew has a Diploma in Graphic Design from the PJ College Art and Design, Malaysia, in 1995.

Mr. Ooi, Age 39, brings years of executive experience in the banking and financial services. He is the current CFO of Wike Corporation and was formerly Senior Relationship Manager of Alliance Bank Malaysia Berhad and Account Relationship Manager at Hong Leong Bank Berhad. Mr. Ooi graduated with a BA in Mass Communication from University of Tunku Abdul Rahman in 2005.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through May 31, 2020.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lakwinder Singh Sidhu (former officer)	2016	-	-	-	-	-	0	Lakwinder Singh Sidhu (former officer)
Lakwinder Singh Sidhu (former officer)	2017	-	-	-	-	-	0	Lakwinder Singh Sidhu (former officer)
Poh Kee Liew - CEO	2017-20	-	-	-	-	-	0
Gim Hooi Ooi - CFO	2017-20	-	-	-	-	-	0

Mr. Liew and Mr. Ooi have held their offices/positions since May 18, 2017. Mr. Liew and Mr. Ooi are expected to hold their offices/positions at least until the next annual meeting of our stockholders.

The former officer of the Company Mr. Lakwinder Singh Sidhu resigned his positions on May 18, 2017.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 or 2019. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended May 31, 2020 and May 31, 2018 for SavMobi Technology Inc.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
New Reap Global Ltd.
Room 301, Unit 3, Bld B1, Qingchun Rd 6 Yuan, Huairou District, Beijing, China.	32,500,000	68.42%

Lihui Chen #443 Xiao Zhang Ge Zhuang Village, Yan Jiao Kai Fa District, San He City, Hebei, China.	2,500,000	5.26%

Poh Kee Liew 17, Jln 22/154, Tmn Bukit Anggerik, 56000 Cheras, Malaysia.	-	-

Gim Hooi Ooi 21, Simpang N/V, 34700 Simpang, Taiping, Perak, Malaysia	-	-

All officers, directors and Related Party as a group	35,000,000	73.68%

_________

(1)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2020.

(2)	On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Ltd., by which New Reap Global Ltd., acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Ltd., paid $300,000 in cash.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended May 31, 2020, audit fees were $0. For the period ended May 31, 2019, audit fees were $0

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

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

Index to Financial Statements

Balance Sheet at May 31, 2020
Statements of Operations for the Twelve Months ended May 31, 2020 and 2019
Statements of Cash Flows for the Twelve Months ended May 31, 2020 and 2019
Notes to Financial Statements

F-1

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,500,00 shares issued and outstanding as of May 31, 2019 and May 31, 2018, respectively)	61,900	61,900
Additional paid in capital	114,197	14,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	(0)	(0)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

F-2

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Twelve months ended May 31, 2020	Twelve months ended May 31, 2019
Operating expenses
General and administrative expenses	$–	$–
Professional expenses	–	–
+Total operating expenses	–	–

Other income
Exchange gain (loss)	–	–
Total other income (expense)	$–	$–

Net loss	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	47,737,363	47,737,363

The accompanying notes are an integral part of these unaudited financial statements.

F-3

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Twelve months ended May 31, 2020	Twelve months ended May 31, 2019
Cash flows from operating activities:
Net loss	$–	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	–
Net cash used in operating activities	–	–
Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$–
Accounts payable paid off by related party	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

F-4

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

F-5

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

F-6

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of May 31, 2020, and has generated no cash flows from operating activities for the twelve months ended May 31, 2020. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2020 there was $0 due to related party.

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

As of May 31, 2020, there are 61,900,000 shares outstanding.

NOTE 6 – SUBSEQUENT EVENTS

There are no subsequent events.

F-7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SavMobi Technolgy Inc.

By:	/s/ Poh Kee Liew
Poh Kee Liew Chief Executive Officer

/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

September 24, 2020