Form 10-K/A
period 2018-05-31
SavMobi Technology Inc.
filed 2020-10-27
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of May 31, 2018 the Company has 61,900,000 shares of common stock issued and outstanding.

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

On March 19, 2018 New Reap Global transferred 250,000 restricted shares to Eng Wah Kung

On May 10th and 30th 2018, 16,959,684 were transferred to Arden Wealth and Trust. 2,000,000 shares are free trading from HongLing Shang, 559,684 restricted shares from New Reap Global, LTD and 2,400,000 each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu.

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

We did not earn any revenues from May 31, 2017 to May 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
New Reap Global Ltd.
Room 301, Unit 3, Bld B1, Qingchun Rd 6 Yuan, Huairou District, Beijing, China.	31,690,316	51.196%

Arden Wealth & Trust (Switzerland) AG Bellerivestr 11 Zurich CH-8008 Switzerland	16,959,684	27.399%

Poh Kee Liew 17, Jln 22/154, Tmn Bukit Anggerik, 56000 Cheras, Malaysia.	-	-

Gim Hooi Ooi 21, Simpang N/V, 34700 Simpang, Taiping, Perak, Malaysia	-	-

All officers, directors and Related Party as a group	48,650,000	78.595%

_________

(1)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2017.
(2)	On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Ltd., by which New Reap Global Ltd., acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Ltd., paid $300,000 in cash.
(3)	On March 19, 2018 New Reap Global transferred 250,000 restricted shares to Eng Wah Kung.
(4)	On May 10th and 30th 2018, 16,959,684 were transferred to Arden Wealth and Trust. 2,000,000 shares are free trading from HongLing Shang, 559,684 restricted shares from New Reap Global, LTD and 2,400,000 each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibits

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SavMobi Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology, Inc. as of May 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

October 28, 2020

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$–	$371
Total current assets	–	371

TOTAL ASSETS	$–	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$500
Due to related party	–	–
Total current liabilities	–	500

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,737,363 shares issued and outstanding as of May 31, 2018 and May 31, 2017, respectively)	61,900	47,500
Additional paid in capital	114,197	(4,315)
Accumulated deficit	(176,097)	(43,314)
Total stockholders’ deficit	–	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$371

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

	Twelve months ended May 31, 2018	Twelve months ended May 31, 2017
Operating expenses
General and administrative expenses	$163,062	$4,772
Professional expenses	37,932	15,650
+Total operating expenses	200,994	20,422

Other income
Exchange gain (loss)	–	894
Total other income (expense)	–	894

Net loss	$(200,994)	$(19,528)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,500,000

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

	Twelve months ended May 31, 2018	Twelve months ended May 31, 2017
Cash flows from operating activities:
Net loss	$(200,994)	$(19,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	132,912	–
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	67,711	(9,492)
Net cash used in operating activities	(371)	(29,020)
Cash flows from financing activity:
Proceeds from related parties	–	16,992
Net cash provided by financing activity	–	16,992

Net decrease in cash and cash equivalents	(371)	(12,028)
Cash and cash equivalents, beginning of period	371	12,399
Cash and cash equivalents, end of period	$–	$371

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$65,517	$–
Accounts payable paid off by related party	$129	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2017 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2017, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying financial statements, the Company has working capital deficit of $176,097 as of May 31, 2018, and has generated negative cash flows from operating activities for the twelve months ended May 31, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

October 27, 2020