Form 10-Q/A
period 2018-08-31
SavMobi Technology Inc.
filed 2020-10-27
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

On June 15, 2018 New Reap Global transferred 690,316 restricted shares to EMRD Global Holdings.

On June 26, 2018 New Reap Global transferred 3,000,000 restricted shares to FORTRESS ADVISORS, LLC and 3,000,000 to Baywall Inc.

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

SavMobi Technology Inc.
(Registrant)

Date: October 27, 2020	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

	By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

