Form 10-K/A
period 2019-05-31
SavMobi Technology Inc.
filed 2020-10-27
CIK 1647822

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
New Reap Global Ltd.
Room 301, Unit 3, Bld B1, Qingchun Rd 6 Yuan, Huairou District, Beijing, China.	25,000,000	40.388%

Arden Wealth & Trust (Switzerland) AG Bellerivestr 11, Zurich CH-8008, Switzerland	16,959,684	27.399%

Poh Kee Liew 17, Jln 22/154, Tmn Bukit Anggerik, 56000 Cheras, Malaysia.	-	-

Gim Hooi Ooi 21, Simpang N/V, 34700 Simpang, Taiping, Perak, Malaysia	-	-

All officers, directors and Related Party as a group	41,959,684	67.787%

_________

(1)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2018.
(2)	On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Ltd., by which New Reap Global Ltd., acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Ltd., paid $300,000 in cash.
(3)	On March 19, 2018 New Reap Global transferred 250,000 restricted shares to Eng Wah Kung
(4)	On May 10th and 30th 2018, 16,959,684 were transferred to Arden Wealth and Trust. 2,000,000 shares are free trading from HongLing Shang, 559,684 restricted shares from New Reap Global, LTD and 2,400,000 each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu.
(5)	On June 15, 2018 New Reap Global transferred 690,316 restricted shares to EMRD Global Holdings.
(6)	On June 26, 2018 New Reap Global transferred 3,000,000 restricted shares to FORTRESS ADVISORS, LLC and 3,000,000 to Baywall Inc.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

October 28, 2020

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of May 31, 2019 and May 31, 2018, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

	Twelve months ended May 31, 2019	Twelve months ended May 31, 2018
Operating expenses
General and administrative expenses	$–	$163,062
Professional expenses	–	37,932
+Total operating expenses	–	200,994

Other income
Exchange gain (loss)	–	–
Total other income (expense)	$–	$–

Net loss	$–	$(200,994)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

	Twelve months ended May 31, 2019	Twelve months ended May 31, 2018
Cash flows from operating activities:
Net loss	$–	$(200,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	132,912
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	67,711
Net cash used in operating activities	–	(371)
Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	(371)
Cash and cash equivalents, beginning of period	–	371
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$65,517
Accounts payable paid off by related party	$–	$129

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