Form 10-Q/A
period 2019-11-30
SavMobi Technology Inc.
filed 2020-10-27
CIK 1647822

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

SavMobi Technology Inc.
(Registrant)

Date:October 27, 2020	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

	By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

