Form 10-K/A
period 2018-05-31
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of May 31, 2018, the Company has 61,900,000 shares of common stock issued and outstanding.

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

These transaction were internal transfers and had no effect on the total shares distributed.

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

Capital Resources and Liquidity

Our auditor’s report on our May 31, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2018 Audited Financial Statements – Auditors Report.”

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

In May of 2017, the Company received $19,529 from Lakhwinder Singh Sidhu, the Company’s former President and Director, for operating expenses payment and paid back $3,037. On May 1, 2017, the former president of the Company forgave the related party loan to the Company of $20,695. This is reflected in the financial statements as a credit to Additional-Paid-In-Capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

For the fiscal year ended May 31, 2018, audit fees were $0. For the period ended May 31, 2017, audit fees were $10,000.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

23.1	Independent Auditor’s Consent
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934
32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Exhibits

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SavMobi Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology, Inc. as of May 31, 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

November 6, 2020

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Savmobi Technology Inc.

We have audited the accompanying balance sheet of Savmobi Technology Inc. of May 31, 2017 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the year ended May 31, 2017. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Savmobi Technology Inc. as of May 31, 2017, and the results of its operation and its cash flows for the year ended May 31, 2017 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 29, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$–	$371
Total current assets	–	371

TOTAL ASSETS	$–	$371

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$500
Due to related party	–	–
Total current liabilities	–	500

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 and 47,737,363 shares issued and outstanding as of May 31, 2018 and May 31, 2017, respectively)	61,900	47,500
Additional paid in capital	114,197	(4,315)
Accumulated deficit	(176,097)	(43,314)
Total stockholders’ deficit	–	(129)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$371

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

	Twelve months ended May 31, 2018	Twelve months ended May 31, 2017
Operating expenses
General and administrative expenses	$163,062	$4,772
Professional expenses	37,932	15,650
+Total operating expenses	200,994	20,422

Other income
Exchange gain (loss)	–	894
Total other income (expense)	–	894

Net loss	$(200,994)	$(19,528)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,500,000

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

The accompanying notes are an integral part of these financial statements.

6

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

NOTE 5 – COMMON STOCK

In November 2017, the Company issued a total of 14,400,000 restricted shares of common stocks to six marketers at price of $0.00923 per share as payment for market promotion service fees. Total value of the services, valued at the fair market value on the issuance date, was $132,912. For the twelve months ended May 31, 2018, $132,912 was expensed as marketing fees.

NOTE 6 – SUBSEQUENT EVENTS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SavMobi Technolgy Inc.

By:	/s/ Poh Kee Liew
Poh Kee Liew Chief Executive Officer

/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

November 6, 2020