Form 10-Q/A
period 2018-08-31
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

As of August 31, 2018, there were 61,900,000 shares of common stock issued and outstanding.

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

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2018	Three months ended August 31, 2017
Operating expenses
General and administrative expenses	$–	$13,795
Professional expenses	–	28,292
Total operating expenses	–	42,087

Other income
Exchange gain (loss)	–	–
Total other income (expense)	$–	$–

Net loss	$–	$(42,087)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash - January 10, 2017	–	–	–	500	–	500

Shareholder loan forgiven- May 31, 2017	–	–	20,695	–	–	20,695

Net loss for the year ended May 31, 2017	–	–	–	–	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the period	–	–	–	–	–	–

Balance, August 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 21, 2018 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May, 31, 2019. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2018, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of August 31, 2018, and has generated no cash flows from operating activities for the three months ended August 31, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 5 – COMMON STOCK

No transactions for the three months ended August 31, 2018.

NOTE 6 – SUBSEQUENT EVENTS

None.

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

Results of Operations

We had no revenue for the three months periods ended August 31, 2018 and 2017. We incurred operating expenses in the amount of $0 and $13,795 for the three months periods ended August 31, 2018 and 2017, respectively. Our operating expenses include general and administrative expenses and professional services expenses. General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $0 and $28,292 professional fees for the three months periods ended August 31, 2018 and 2017, respectively.

We had no gain resulted from foreign currency translation for the three months period ended August 31, 2018 or 2017.

As a result, we generated net loss in the amount of $0 for the three month period ending August 31, 2018 and $42,087 for the three months ended August 31, 2017.

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

SavMobi Technology Inc.
(Registrant)

Date: November 6, 2020	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

	By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

