Form 10-Q/A
period 2018-11-30
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

As of November 30, 2018, there were 61,900,000 shares of common stock issued and outstanding.

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

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2018	Three months ended November 30, 2017	Six months ended November 30, 2018	Six months ended November 30, 2017
Operating expenses
General and administrative expenses	$–	$149,267	$–	$163,062
Professional expenses	–	9,640	–	37,932
Total operating expenses	–	158,907	–	200,994

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	–	–	–	–

Net loss	$–	$(158,907)	$–	$(200,994)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	47,980,000	61,900,000	47,737,363

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash - January 10, 2017	–	–	–	500	–	500

Shareholder loan forgiven- May 31, 2017	–	–	20,695	–	–	20,695

Net loss for the year ended May 31, 2017	–	–	–	–	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the period	–	–	–	–	–	–

Balance, August 31, 2018	61,900,000	61,900	114,197	–	(176,097)	–

Net loss for the period	–	–	–	–	–	–

Balance, November 30, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2018 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019. Notes to the financial statements which would duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K/A for the fiscal year ended May 31, 2018, have been omitted.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of November 30, 2018, and has generated no cash flows from operating activities for the six months ended November 30, 2018. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2018, there was nothing due to related party.

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

NOTE 5 – COMMON STOCK

No transactions for the six months ended November 30, 2018.

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

Results of Operations

We had no revenue for the six months periods ended November 30, 2018 and 2017. We incurred no operating expenses in the periods ended November 30, 2018. We incurred $200,994 in operating expenses during the six months ended November 30, 2017. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred no general and administrative expenses for the six month periods ended November 30, 2018. We incurred $163,062 for the six months ended November 30, 2017.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred no professional fees or the six month periods ended November 30, 2018 and $37,932 professional fees for the six months ended November 30, 2017.

As a result, we generated net loss in the amount of $200,994 for the six months ended November 30, 2017 and no income for the six months ending November 30, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

We had $0 in cash for both November 30, 2018 and May 31, 2018..

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2018, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2018, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) lack of control procedures to ensure all the related parties transactions are approved following the Company’s approval policy. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

