Form 10-Q/A
period 2019-02-28
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

As of February 28, 2019, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	February 28,	May 31,
	2019	2018
(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2019	Three months ended February 28, 2018	Nine months ended February 28, 2019	Nine months ended February 28, 2018
Operating expenses
General and administrative expenses	$–	$(16,233)	$–	$179,295
Professional expenses	–	–	–	37,932
Total operating expenses	–	(16,233)	–	217,227

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	$–	$(16,233)	$–	$–

Net loss	$–	$(16,233)	$–	$(217,227)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash - January 10, 2017	–	–	–	500	–	500

Shareholder loan forgiven- May 31, 2017	–	–	20,695	–	–	20,695

Net loss for the year ended May 31, 2017	–	–	–	–	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the period	–	–	–	–	–	–

Balance, August 31, 2018	61,900,000	61,900	114,197	–	(176,097)	–

Net loss for the period	–	–	–	–	–	–

Balance, November 30, 2018	61,900,000	61,900	114,197	–	(176,097)	–

Net loss for the period	–	–	–	–	–	–

Balance, February 28, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of February 28, 2019, and has generated no cash flows from operating activities for the nine months ended February 28, 2019. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 5 – COMMON STOCK

No transactions for the nine months ended February 28, 2019.

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

Results of Operations

We had no revenue for the nine months periods ended February 28, 2019 and 2018. We incurred operating expenses in the amount of $0 for February 28, 2019 and $217,227 for the nine months ended February 28, 2018. Operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred $0 and $179,2952 general and administrative expenses for the nine month periods ended February 28, 2019 and 2018, respectively.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred $0 professional fees for the nine months periods ended February 28, 2019 and $37,932 for the nine months ended February 28, 2018, respectively. We had no gain resulted from foreign currency translation.

As a result, we generated net loss in the amount of $0 for the nine months ending February 28, 2019 and $217,227 for the nine months ended February 28, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of February 28, 2019, we had $0 in cash. New management took over the Company May 18, 2017. The Company has not yet opened any corporate bank account.

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

