Form 10-K/A
period 2019-05-31
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of May 31, 2019, the Company has 61,900,000 shares of common stock issued and outstanding

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal year ended May 31, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

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

Capital Resources and Liquidity

Our auditor’s report on our May 31, 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2019 Audited Financial Statements – Auditors Report.”

As of May 31, 2019 and May 31, 2018 we had no cash. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $176,097. As of May 31, 2019, the Company has no working capital deficit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's consolidated financial statements for the fiscal years ended May 31, 2019 and May 31, 2018, begins on page F-1 of this Annual Report on Form 10-K.

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

4

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the year ended May 31, 2019	–	–	–	–	–	–

Balance, May 31, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

	Twelve months ended May 31, 2019	Twelve months ended May 31, 2018
Cash flows from operating activities:
Net loss	$–	$(200,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	132,912
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	–	67,711
Net cash used in operating activities	–	(371)
Cash flows from financing activity:
Proceeds from related parties	–	–
Net cash provided by financing activity	–	–

Net decrease in cash and cash equivalents	–	(371)
Cash and cash equivalents, beginning of period	–	371
Cash and cash equivalents, end of period	$–	$–

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$–	$–
Income taxes paid	$–	$–

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$–	$65,517
Accounts payable paid off by related party	$–	$129

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company continues as a going concern. The Company has suffered recurring losses from operations. As shown in the accompanying financial statements, the Company has working capital deficit of $0 as of May 31, 2019, and has generated no cash flows from operating activities for the twelve months ended May 31, 2019. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 5 – COMMON STOCK

There were no stock transactions for the fiscal year ended May 31, 2019.

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