Form 10-Q/A
period 2019-11-30
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

As of November 30, 2019, there were 61,900,000 shares of common stock issued and outstanding.

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

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2019	Three months ended November 30, 2018	Six months ended November 30, 2019	Six months ended November 30, 2018
Operating expenses
General and administrative expenses	$–	$–	$–	$–
Professional expenses	–	–	–	–
Total operating expenses	–	–	–	–

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	$–	$–	$–	$–

Net loss	$–	$–	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash - January 10, 2017	–	–	–	500	–	500

Shareholder loan forgiven- May 31, 2017	–	–	20,695	–	–	20,695

Net loss for the year ended May 31, 2017	–	–	–	–	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the year ended May 31, 2019	–	–	–	–	–	–

Balance, May 31, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income (loss) for the period	–	–	–	–	–	–

Balance August 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income (loss) for the period	–	–	–	–	–	–

Balance, November 30, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

NOTE 5 – COMMON STOCK

As of November 30, 2019, 61,900,000 shares of stock are outstanding. There were no stock transactions for the six months ended November 30, 2019.

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

Results of Operations

We had no revenue for the six months periods ended November 30, 2019 and 2018. We incurred no operating expenses in the periods ended November 30, 2019 or November 30, 2018.. Our operating expenses include general and administrative expenses and professional services expenses.

General and administrative expenses was mainly consisted of stock-based compensation expenses and director remuneration expenses. We incurred no general and administrative expenses for the six month periods ended November 30, 2019 or 2018.

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred no professional fees or the six month periods ended November 30, 2019 and 2018.

As a result, we generated no income or expense for the six months ending November 30, 2019 and November 30, 2018.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of May 31, 2019, we had $0 in cash. New management took over the Company May 18, 2017 and has not yet opened any corporate bank account.

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

SavMobi Technology Inc.
(Registrant)

Date:November 6, 2020	By:	/s/ Poh Kee Liew
Poh Kee Liew
Chief Executive Officer

	By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

