Form 10-Q/A
period 2020-02-29
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

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

As of February 29, 2020, there were 61,900,000 shares of common stock issued and outstanding.

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

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 29, 2020	Three months ended February 28, 2019	Nine months ended February 29, 2020	Nine months ended February 28, 2019
Operating expenses
General and administrative expenses	$–	$–	$–	$–
Professional expenses	–	–	–	–
Total operating expenses	–	–	–	–

Other income
Exchange gain (loss)	–	–	–	–
Total other income (expense)	$–	$–	$–	$–

Net loss	$–	$–	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, May 31, 2016	47,500,000	$47,500	$(25,010)	$(500)	$(23,786)	$(1,796)

Common shares issued for cash - January 10, 2017	–	–	–	500	–	500

Shareholder loan forgiven- May 31, 2017	–	–	20,695	–	–	20,695

Net loss for the year ended May 31, 2017	–	–	–	–	(19,528)	(19,528)

Balance, May 31, 2017	47,500,000	47,500	(4,315)	–	(43,314)	(129)

Stock issued new	14,400,000	14,400	118,512	–	68,211	201,123

Net loss for the year ended May 31, 2018	–	–	–	–	(200,994)	(200,994)

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the year ended May 31, 2019	–	–	–	–	–	–

Balance, May 31, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income (loss) for the period	–	–	–	–	–	–

Balance August 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income (loss for the period	–	–	–	–	–	–

Balance, November 30, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income (loss) for the period	–	–	–	–	–	–

Balance, February 29, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

None.

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

Professional expenses comprised primarily of accounting and auditing service expenses, corporate lawyer fees and transfer agent fees. We incurred no professional fees for the nine months periods ended February 29, 2020 and February 28, 2019.

As a result, we generated no income or loss for the nine months period ended February 29, 2020 and 2019.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

As of February 29, 2020 and February 28, 2019 we had no cash in bank.

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

