Form 10-K/A
period 2020-05-31
SavMobi Technology Inc.
filed 2020-11-09
CIK 1647822

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of May 31, 2020, the Company has 61,900,000 shares of common stock issued and outstanding

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

Results of Operations

Fiscal Year Ended May 31, 2020 compared to Fiscal Year Ended to May 31, 2019

We did not earn any revenues from March 6, 2015 (inception) to May 31, 2020.

The company had no expenses for the year ended May 31, 2020.

Capital Resources and Liquidity

Our auditor’s report on our May 31, 2020 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “May 31, 2020 Audited Financial Statements – Auditors Report.”

As of May 31, 2020 and May 31, 2019, we had no cash.

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

The former officer of the Company Mr. Lakwinder Singh Sidhu resigned his positions on May 18, 2017.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2020 or 2019. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended May 31, 2020 and May 31, 2019 for SavMobi Technology Inc.

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

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SavMobi Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology, Inc. as of May 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

November 6, 2020

F-1

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	May 31,	May 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$–	$–
Total current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$–	$–
Due to related party	–	–
Total current liabilities	–	–

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of May 31, 2020 and May 31, 2019, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(176,097)	(176,097)
Total stockholders’ deficit	–	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

The accompanying notes are an integral part of these financial statements.

F-2

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

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

F-3

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the year ended May 31, 2019	–	–	–	–	–	–

Balance, May 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income for the year ended May 31, 2020	–	–	–	–	–

Balance, May 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

The accompanying notes are an integral part of these financial statements.

F-4

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

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

F-5

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2020 included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission. The financial statements should be read in conjunction with those financial statements included in the Form 10-K/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the twelve months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

F-6

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

F-7

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

None.

F-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SavMobi Technolgy Inc.

By:	/s/ Poh Kee Liew
Poh Kee Liew Chief Executive Officer

/s/ Gim Hooi Ooi
Gim Hooi Ooi
Chief Financial Officer

November 6, 2020