Form 10-Q/A
period 2020-08-31
SavMobi Technology Inc.
filed 2020-12-03
CIK 1647822

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

Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China

(Address of principal executive offices) (Zip Code)

+853 65230932

(Registrant’s telephone number, including area code)

Travessa do Cais, No. 3A, Edg. Kai Lei, Macau, 999078

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

As of August 31, 2020, there were 61,900,000 shares of common stock issued and outstanding.

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

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2020	Three months ended August 31, 2019
Operating expenses
General and administrative expenses	$–	$–
Professional expenses	–	–
Total operating expenses	–	–

Other income
Exchange gain (loss)	–	–
Total other income (expense)	$–	$–

Net loss	$–	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2018	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the year ended May 31, 2019	–	–	–	–	–	–

Balance, May 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income for the year ended May 31, 2020	–	–	–	–	–

Balance, May 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended August 31, 2020	–	–	–	–	–	–

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

NOTE 6 – SUBSEQUENT EVENTS

On November 10, 2020, ten (10) shareholders of the Company, including affiliates Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with an aggregate of nineteen (19) non-U.S. accredited investors (the "Purchase Agreements") to sell an aggregate of 42,440,316 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 68.6% of the issued and outstanding shares of common stock of the Company.

The Purchase Agreements were fully executed and delivered on November 10, 2020. The following persons acquired approximately 10% or more of the issued and outstanding shares of the Company, and the remaining acquiring shareholders each acquired less than 10% of the outstanding shares:

	Shares to be held	%
Ma Hongyu	12,999,500	21.00%
Ye Caiyun	6,190,000	10.00%
Wang Zhong	6,250,000	10.10%
He Xiaoyong	6,250,000	10.10%

In addition, on November 10, 2020, Mr. Poh Kee Liew and Mr. Gim Hooi Ooi, submitted their resignations from all executive officer positions with the Company, including Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. In addition, Mr. Poh Kee Liew and Mr. Gim Hooi Ooi, the sole member of the Company’s board of directors, appointed Ma Hongyu as Director and Chairman of the Board,and following such appointment, Messrs. Liew and Ooi submitted their resignations as members of the Board, which resignations were effective immediately. On November 10, 2020, Ma Hongyu was also appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, effective immediately.

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

Results of Operations

We had no revenue for the three month periods ended August 31, 2020 and 2019. We incurred no operating expenses in the three month periods ended August 31, 2020 and 2019. Our operating expenses include general and administrative expenses and professional services expenses.

We incurred no general and administrative expenses for the three month period ended August 31, 2020 and 2019.

As a result, we generated no income or loss for the three month periods ended August 31, 2020 and 2019.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2020, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) lack of control procedures to ensure all the related parties transactions are approved following the Company’s approval policy. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: December 3, 2020	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

