Form 10-Q/A
period 2020-08-31
SavMobi Technology Inc.
filed 2021-01-14
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+86 18904082566

(Registrant’s telephone number, including area code)

Travessa do Cais, No. 3A, Edg. Kai Lei, Macau, 999078

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

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

NOTE 4 – RELATED PARTY TRANSACTIONS

None.

The Company’s executive office is located at Travessado Cais, No.3A, Edg. Kai Lei, Macau. This office is furnished to the Company by a friend of the CEO at no charge.

NOTE 5 – COMMON STOCK

As of August 31, 2020, there were 61,900,000 shares outstanding.

NOTE 6 – SUBSEQUENT EVENTS

On November 10, 2020, ten (10) shareholders of the Company, including affiliates Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with an aggregate of nineteen (19) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 42,440,316 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 68.6% of the issued and outstanding shares of common stock of the Company.

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

SavMobi Technology Inc.
(Registrant)

Date: January 14, 2021	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

