Form 10-Q
period 2020-11-30
SavMobi Technology Inc.
filed 2021-01-14
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-206804

SavMobi Technology, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3240707
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 30, 2020, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

	November 30,	May 31,
	2020	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$7,959	$—
Due to related party	—	—
Total current liabilities	7,959	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(184,056)	(176,097)
Total stockholders’ deficit	(7,959)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2020	Three months ended November 30, 2019	Six months ended November 30, 2020	Six months ended November 30, 2019
Operating expenses
General and administrative expenses	$(7,959)	$–	$(7,959)	$–
Total operating expenses	(7,959)	–	(7,959)	–

Net loss	$(7,959)	$–	$(7,959)	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income for the quarter ended August 31, 2019	–	–	–	–	–

Balance, August 31, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended November 30, 2019	–	–	–	–	–

Balance, November 30, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Balance, May 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended August 31, 2020	–	–	–	–	–	–

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the quarter ended November 30, 2020	–	–	–	–	(7,959)	(7,959)

Balance, November 30, 2020	61,900,000	$61,900	$114,197	$–	$(184,056)	$(7,959)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2020	Six months ended November 30, 2019
Cash flows from operating activities:
Net loss	$(7,959)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	—
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	7,959	—
Net cash used in operating activities	—	—

Cash flows from financing activity:
Proceeds from related parties	—	—
Net cash provided by financing activity	—	—

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH TRANSACTIONS:
Operating expense paid by related party	$—	$—
Accounts payable paid off by related party	$—	$—

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

On March 19, 2018 New Reap Global transferred 250,000 restricted shares to Eng Wah Kung

On May 10, 2018 and May 30, 2018, 16,959,684 were transferred to Arden Wealth and Trust. 2,000,000 shares are free trading from HongLing Shang, 559,684 restricted shares from New Reap Global, LTD and 2,400,000 each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu.

On June 15, 2018 New Reap Global transferred 690,316 restricted shares to EMRD Global Holdings.

On June 26, 2018 New Reap Global transferred 3,000,000 restricted shares to FORTRESS ADVISORS, LLC and 3,000,000 to Baywall Inc.

On November 10, 2020, ten (10) shareholders of the Company, including affiliates Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with an aggregate of nineteen (19) non-U.S. accredited investors to sell an aggregate of 42,440,316 shares of common stock of the “Company, which represents approximately 68.6% of the issued and outstanding shares of common stock of the Company. After the change of ownership, the Company’s current principal offices is located in Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China.

The Company has not yet implemented its initial and new business model and to date has generated no revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the Six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $0 as of November 30, 2020, and has generated no cash flows from operating activities for the six months ended November 30, 2020. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2020, there was $0 due to related party.

The Company’s executive office is located at Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China. This office is furnished to the Company by our CEO at no charge.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of November 30, 2020, there were 61,900,000 shares outstanding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2020 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

We had no revenue for the three months periods ended November 30, 2020 and 2019. We incurred operating expenses of $7,959 and no operating expenses in the three months periods ended November 30, 2020 and 2019, respectively. Our operating expenses include professional services expenses and transfer agent fee.

As a result, we generated net loss of $7,959 and no income or loss for the three months periods ended November 30, 2020 and 2019, respectively.

We had no revenue for the six months periods ended November 30, 2020 and 2019. We incurred operating expenses of $7,959 and no operating expenses in the six months periods ended November 30, 2020 and 2019, respectively. Our operating expenses include professional services expenses and transfer agent fee.

As a result, we generated net loss of $7,959 and no income or loss for the six months periods ended November 30, 2020 and 2019, respectively.

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

