Form 10-Q
period 2021-02-28
SavMobi Technology Inc.
filed 2021-04-09
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of February 28, 2021, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	February 28	May 31,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,511	$—
Accounts Receivable	10,000	—
Total current assets	11,511	—

TOTAL ASSETS	$11,511	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,470	$—
Due to related party	22,292	—
Total current liabilities	27,762	—

Commitment and Contingencies	—	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(192,348)	(176,097)
Total stockholders’ deficit	(16,251)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,511	$—

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2021	Three months ended February 29, 2020	Nine Months Ended February 28, 2021	Nine Months Ended February 29, 2020
Revenues	10,000	–	10,000	–

Cost of revenues	3,000	–	3,000	–

Gross Profit	7,000	–	7,000	–

Operating expenses
General and administrative expenses	$15,292	$–	$23,251	$–
Total operating expenses	15,292	–	23,251	–

Net loss	$(8,292)	$–	$(16,251)	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the nine months ended February 29, 2020
Balance, May 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income for the quarter ended August 31, 2019	–	–	–	–	–

Balance, August 31, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended November 30, 2019	–	–	–	–	–

Balance, November 30, 2019	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended February 29, 2020	–	–	–	–	–

Balance, February 29, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

For the nine months ended February 28, 2021
Balance, May 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net income for the quarter ended August 31, 2020	–	–	–	–	–	–

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the quarter ended November 30, 2020	–	–	–	–	(7,959)	(7,959)

Balance, November 30, 2020	61,900,000	$61,900	$114,197	$–	$(184,056)	$(7,959)

Net loss for the quarter ended February 28, 2021	–	–	–	–	(8,292)	(8,292)

Balance, February 28, 2021	61,900,000	$61,900	$114,197	$–	$(192,348)	$(16,251)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28, 2021	Nine months ended February 29, 2020
Cash flows from operating activities:
Net loss	$(16,251)	$—
Changes in operating assets and liabilities:
Accounts Receivable	(10,000)	—
Accounts payable and accrued liabilities	5,470	—
Net cash used in operating activities	(20,781)	—

Cash flows from financing activities:
Proceeds from related parties	22,292	—
Net cash provided by financing activities	22,292	—

Net increase in cash and cash equivalents	1,511	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$1,511	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Interim Financial Information

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended May 31, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. Our cash is deposited with East West Bank.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended February 28, 2021.

Revenue Recognition

Revenue is generated through provision of commercial mobile technical support services. Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company records revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. The Company records revenue from the provision of commercial mobile technical support services on monthly basis.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has net cash flows used in operating activities of $20,781 for the nine months ended February 28, 2021. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of February 28, 2021, the accounts payable and accrued liabilities of $5,470, consist of payable to service provider, auditor and transfer agent.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2021, there was $22,292 due to related party, who is our CEO Mr. Ma Hongyu.

The Company’s executive office is located at Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China. This office is furnished to the Company by our CEO at no charge.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of February 28, 2021, there were 61,900,000 shares outstanding.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three months ended February 28, 2021 and February 29, 2020

We had generated revenue of $10,000 and no revenue for the three months periods ended February 28, 2021 and February 29, 2020, respectively. We had cost of revenue of $3,000 and no cost of revenue for the three months periods ended February 28, 2021 and February 29, 2020, respectively. We incurred operating expenses of $15,292 and no operating expenses in the three months periods ended February 28, 2021 and February 29, 2020, respectively. Our operating expenses include professional services expenses and transfer agent fee.

As a result, we generated net loss of $8,292 and no income or loss for the three months periods ended February 28, 2021 and February 29, 2020, respectively.

Nine months ended February 28, 2021 and February 29, 2020

We had generated revenue of $10,000 and no revenue for the nine months periods ended February 28, 2021 and February 29, 2020, respectively. We had cost of revenue of $3,000 and no cost of revenue for the nine months periods ended February 28, 2021 and February 29, 2020, respectively. We incurred operating expenses of $23,251 and no operating expenses in the nine months periods ended February 28, 2021 and February 29, 2020, respectively. Our operating expenses include professional services expenses and transfer agent fee.

As a result, we generated net loss of $16,251 and no income or loss for the nine months periods ended February 28, 2021 and February 29, 2020, respectively.

Capital Resources and Liquidity

Nine months ended February 28, 2021 and February 29, 2020

Cash Used in Operating Activities

For the nine months periods ended February 28, 2021 and February 29, 2020, the Company had cash used in operating activities in the amount of $20,781 and $0, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For nine months periods ended February 28, 2021 and February 29, 2020, the Company realized cash provided by financing activities in the amount of $22,292 and $0, respectively, which was advances from our CEO for working capital purposes.

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

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favourable terms, if at all. The Company intends to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

SavMobi Technology Inc.
(Registrant)

Date: April 9, 2021	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

