Form 10-K
period 2021-05-31
SavMobi Technology Inc.
filed 2021-12-10
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-206804

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

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

N/A

As of May 31, 2021, the Company has 61,900,000 shares of common stock issued and outstanding

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “SavMobi Technology Inc.”, “we,” “us,” “our,” “our Company”.

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

PART I

ITEM 1. BUSINESS

Business Overview

On March 6, 2015, the Company was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience. The Company’s previous principal offices are located in 73B Bank Avenue, Amritsar, Punjab, 143001, India.

On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Limited, by which New Reap Global Limited acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company.

On March 19, 2018, New Reap Global Limited transferred 250,000 restricted shares to Eng Wah Kung.

On May 10, 2018 and May 30, 2018, 16,959,684 shares were transferred to Arden Wealth and Trust. 2,000,000 shares are free trading from HongLing Shang, 559,684 restricted shares from New Reap Global Limited and 2,400,000 each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu.

On June 15, 2018, New Reap Global Limited transferred 690,316 restricted shares to EMRD Global Holdings.

On June 26, 2018, New Reap Global Limited transferred 3,000,000 restricted shares to Fortress Advisors, LLC and 3,000,000 to Baywall Inc.

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

After the change in control of management, the Company is currently operating in provision of commercial mobile technical support services in China. The Company entered into two technical support service agreements in the beginning of 2021, which is to provide support services to clients’ dedicated data platform, 7x24 hours per week. The response time should be within 4 hours upon receiving the service request.

Corporate History

The Company was incorporated by Mr. Lakwinder Singh Sidhu, the former president and sole director, in the State of Nevada on March 6, 2015, and established a May 31 fiscal year end. On May 18, 2018, Mr. Lakwinder Singh Sidhu resigned from his official positions as CEO and CFO and on the same day the shareholders of the Corporation voted Mr. Poh Kee Liew as Director and CEO, and Mr. Gim Hooi Ooi as Director and CFO.

On November 10, 2020, Mr. Poh Kee Liew and Mr. Gim Hooi Ooi, submitted their resignations from all executive officer positions with the Company, including Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. In addition, Mr. Poh Kee Liew and Mr. Gim Hooi Ooi, the sole member of the Company’s board of directors, appointed Ma Hongyu as Director and Chairman of the Board, and following such appointment, Messrs. Liew and Ooi submitted their resignations as members of the Board, which resignations were effective immediately. On November 10, 2020, Ma Hongyu was also appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, effective immediately.

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2021 is 61,900,000.

On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Limited, by which New Reap Global Limited acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Limited paid $300,000 in cash.

On March 19, 2018, New Reap Global Limited transferred 250,000 restricted shares to Eng Wah Kung.

On May 10, 2018 and May 30, 2018, 16,959,684 shares were transferred to Arden Wealth and Trust. 2,000,000 free-trading shares were transferred from HongLing Shang, 559,684 restricted shares were transferred from New Reap Global Limited and 2,400,000 restricted shares were transferred each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu, respectively.

On June 15, 2018, New Reap Global Limited transferred 690,316 restricted shares to EMRD Global Holdings.

On June 26, 2018, New Reap Global Limited transferred 3,000,000 restricted shares to Fortress Advisors, LLC and 3,000,000 restricted shares to Baywall Inc.

On November 10, 2020, ten (10) shareholders of SavMobi Technology, Inc. (the “Company”), including affiliates Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with an aggregate of nineteen (19) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 42,440,316 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 68.6% of the issued and outstanding shares of common stock of the Company.

These transactions were internal transfers and had no effect on the total shares distributed.

Market Analysis

The global pandemic upended business as usual across all industries. As social distancing and working remotely took hold, companies accelerated the need for technology to support everything from onsite repairs to training employees. Under COVID-19, the world has gone into isolation. Social distancing is currently the most effective way to slow the spread of the virus until a vaccine can be found to protect the population. As a result, anything that relies on human-to-human contact–which is to say, most aspects of our lives–must be amended to account for the dangers of the virus.

Digitization has stepped in to bridge the gaps left by mandated shutdowns and social distancing measures. Without digital tools and technologies, we would have no way to work, shop, go to school, and more. As such, this industry has a large potential to grow.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our business.

Employees

As of May 31, 2021, other than its CEO, Mr. Ma Hongyu, the Company has no employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the years ended May 31, 2021 and May 31, 2020.

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

Business Overview

The Company initially was a technology provider of vendor tools.

After the change in control of management, the Company is currently operating in provision of commercial mobile technical support services in China. The Company entered into two technical support service agreements in the beginning of 2021, which is to provide support services to clients’ dedicated data platform, 7x24 hours per week. The response time should be within 4 hours upon receiving the service request.

Plan of Operations

The Company is currently operating in provision of commercial mobile technical support services in China. Management is also reviewing a China company to acquire as its subsidiary to hold our commercial mobile technical support business. We tentatively look for different target companies in same industry for acquisition in order to increase our service scopes.

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended May 31, 2021, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2021 and Fiscal Year Ended May 31, 2020

For the year ended May 31, 2021, we had generated revenue of $10,000. We had cost of revenue of $3,000. We incurred operating expenses of $48,477. Our operating expenses include professional services expenses and transfer agent fee. We had net loss of $41,477.

The company had no operations and expenses for the year ended May 31, 2020.

Capital Resources and Liquidity

Fiscal Year Ended May 31, 2021 and Fiscal Year Ended May 31, 2020

Cash Used in Operating Activities

For the years ended May 31, 2021 and 2020, the Company had cash used in operating activities in the amount of $29,477 and $0, respectively, which were primarily due to net loss for the year, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the years ended May 31, 2021 and 2020, the Company realized cash provided by financing activities in the amount of $30,292 and $0, respectively, which was advances from our CEO for working capital purposes.

As of May 31, 2021, we have cash of $815. As of May 31, 2020, we had no cash.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s financial statements for the fiscal years ended May 31, 2021 and 2020, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31, 2021.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of May 31, 2021 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended May 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Ma Hongyu	42	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Chairman of the Board of Directors
Poh Kee Liew	48	Former Chief Executive Officer and Chairman of the Board of Directors (Resigned on November 10, 2020)
Gim Hooi Ooi	39	Former Chief Financial Officer and member of the Board of Directors (Resigned on November 10, 2020)

Mr. Ma Hongyu (“Mr. Ma”), age 42, graduated in Dalian Polytechnic University with a bachelor degree in Polymer Materials Science and Engineering in 2001. After graduation in 2001, Mr. Ma started his career with a section in Jiyi Plastics (Dalian) Company Limited. During his career in Jiyi Plastics (Dalian) Company Limited, Mr. Ma had been promoted twice from officer to manager position. As a management department manager, he was responsible for handling the company’s general affairs, human resources allocation and monitoring the labor safety. From 2017 to 2018, Mr. Ma changed his position as a general manager in Lubang Environmental Protection Science and Technology Company Limited. Mr. Ma was overseeing the company business development. The production team, business development department and logistics department were monitored by Mr. Ma. Since November 2018 till now, Mr. Ma has been appointed as a general manager in Yuanmeng Media Company Limited. Yuanmeng Media Company Limited is focusing on multi media advertisement, organising cultural and art event and terminal production and trading. Mr. Ma is the oversight for company business development and organization management departments. In these two years, he has served several dozens of enterprises to achieve upgrading, transformation and sales performance improvement.

Director Independence

Our board of directors is currently composed of one member, Mr. Ma Hongyu, who do not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings during the last ten years that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of any of our directors or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Ma, other business interests and his involvement with SavMobi Technology Inc.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

SavMobi Technology Inc., has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ma Hongyu (Chief Executive Officer)	2021	-	-	-	-	-	-
Ma Hongyu (Chief Executive Officer)	2020	-	-	-	-	-	-
Poh Kee Liew – (Former Chief Executive Officer)	2021	-	-	-	-	-	-
Poh Kee Liew – (Former Chief Executive Officer)	2020	-	-	-	-	-	-
Gim Hooi Ooi – (Former Chief Financial Officer)	2021	-	-	-	-	-	-
Gim Hooi Ooi – (Former Chief Financial Officer)	2020	-	-	-	-	-	-

Mr. Ma Hongyu was appointed as Chief Executive Officer and Chief Financial Officer on November 10, 2020.

Mr. Poh Kee Liew resigned all his positions on November 10, 2020.

Mr. Gim Hooi Ooi resigned all his positions on November 10, 2020.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 or 2020. None of our executive officers received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended May 31, 2021 and May 31, 2020.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. SavMobi Technology Inc. may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2021.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ma Hongyu	-	-	-	-	-	-	-
Poh Kee Liew (former director)	-	-	-	-	-	-	-
Gim Hooi Ooi (former director)	-	-	-	-	-	-	-

Mr. Ma Hongyu was appointed as Director on November 10, 2020.

Mr. Poh Kee Liew resigned all his positions on November 10, 2020.

Mr. Gim Hooi Ooi resigned all his positions on November 10, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2021 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Ma Hongyu (i)	12,999,500	21.001%

All officers and directors as a group (ii)	12,999,500	21.001%

Arden Wealth & Trust (Switzerland) AG (iii) Bellerivestr 11, Zurich CH-8008, Switzerland	16,959,684	20.939%

Ye Caiyun (iii)	6,190,000	10.00%

Li Wenzhe (iii)	5,953,016	9.617%

Wang Zhong (iii)	6,190,000	6.767%

He Xiaoyong (iii)	6,189,000	9.998%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o SavMobi Technology Inc., Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China

(2)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth below, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Transactions with Related Persons

On April 28, 2015, the Company issued 375,000,000 (7,500,000 pre-split) common shares at $0.00001 ($0.001 pre-split) per share to Lakwinder Singh Sidhu, the Company’s former Director and CEO, for cash proceeds of $7,500.

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

On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Limited, by which New Reap Global Limited acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company. New Reap Global Limited paid $300,000 in cash.

For the year ended May 31, 2017, the Company received $19,529 from Lakhwinder Singh Sidhu, the Company’s former Director and CEO, for operating expenses payment and paid back $3,037. On May 1, 2017, Lakhwinder Singh Sidhu forgave the related party loan to the Company of $20,695. This is reflected in the financial statements as a credit to Additional-Paid-In-Capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

During fiscal years ended May 31, 2021 and 2020, we incurred approximately $21,560 and $0, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2021 and 2020 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Item 16. 10-K Summary

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
SavMobi Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology Inc. (the Company) as of May 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year and have negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021.

JLKZ CPA LLP.

Flushing, New York

December 8, 2021

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

AS OF MAY 31, 2021 AND 2020

(Audited)

	May 31, 2021	May 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$815	$—
Total current assets	815	—

TOTAL ASSETS	$815	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,000	$—
Due to related party	30,292	—
Total current liabilities	42,292	—

Commitment and Contingencies	—	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of May 31, 2021 and May 31, 2020, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(217,574)	(176,097)
Total stockholders’ deficit	(41,477)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$815	$—

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

(Audited)

	Year Ended May 31, 2021	Year Ended May 31, 2020
Revenues	10,000	–

Cost of revenues	3,000	–

Gross Profit	7,000	–

Operating expenses
General and administrative expenses	$48,477	$–
Total operating expenses	48,477	–

Net loss	$(41,477)	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – Basic and Diluted	61,900,000	61,900,000

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

(Audited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the years ended May 31, 2021 and 2020
Balance, May 31, 2019	61,900,000	61,900	114,197	–	(176,097)	–

Net income for the year ended May 31, 2020	–	–	–	–	–	–

Balance, May 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss for the year ended May 31, 2021	–	–	–	–	(41,477)	(41,477)

Balance, May 31, 2021	61,900,000	$61,900	$114,197	$–	$(217,574)	$(41,477)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

(Audited)

	Year Ended May 31, 2021	Year Ended May 31, 2020
Cash flows from operating activities:
Net loss	$(41,477)	$—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,000	—
Net cash used in operating activities	(29,477)	—

Cash flows from financing activities:
Proceeds from related parties	30,292	—
Net cash provided by financing activities	30,292	—

Net increase in cash and cash equivalents	815	—
Cash and cash equivalents, beginning of year	—	—
Cash and cash equivalents, end of year	$815	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On March 6, 2015, SavMobi Technology Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

On May 18, 2017, Lakwinder Singh Sidhu, the Company’s former Director and CEO, completed a transaction with New Reap Global Limited, by which New Reap Global Limited acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company.

On March 19, 2018, New Reap Global transferred 250,000 restricted shares to Eng Wah Kung.

On May 10, 2018 and May 30, 2018, 16,959,684 shares were transferred to Arden Wealth and Trust. 2,000,000 free-trading shares were transferred from HongLing Shang, 559,684 restricted shares were transferred from New Reap Global Limited and 2,400,000 restricted shares were transferred each from Xuedong Zhang, Jingmei Jiang, Qianxian, Yulan Qi, Baoxin Song, Jianlong Wu, respectively.

On June 15, 2018, New Reap Global Limited transferred 690,316 restricted shares to EMRD Global Holdings.

On June 26, 2018, New Reap Global Limited transferred 3,000,000 restricted shares to Fortress Advisors, LLC and 3,000,000 restricted shares to Baywall Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. The Company has adopted May 31 as its fiscal year end.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the year ended May 31, 2021.

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

The Company records revenue from the provision of commercial mobile technical support services on monthly basis. The Company is operating in provision of commercial mobile technical support services in China. The Company entered into two technical support service agreements in the beginning of 2021, which is to provide support services to clients’ dedicated data platform, 7x24 hours per week. The response time should be within 4 hours upon receiving the service request.

Cost of revenues

Cost of revenues consist of the outsourced services, including platform storage, maintenance and development, provided by a service provider on monthly basis.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transaction tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID-19” emerged in late 2019 and has spread globally. The COVID-19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID-19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID-19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

We are unable to accurately predict the upcoming impact that the COVID-19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid-19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying audited financial statements, the Company has working capital deficit of $41,477, net cash flows used in operating activities of $29,477 for the year ended May 31, 2021. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2021, the accounts payable and accrued liabilities of $12,000, consist of payable to auditor.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of May 31, 2021, there was $30,292 due to related party, who is our CEO Mr. Ma Hongyu, for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment.

The Company’s executive office is located at Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China. This office is furnished to the Company by our CEO at no charge.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of May 31, 2021, there were 61,900,000 shares issued and outstanding.

NOTE 7 – INCOME TAX

The loss from operation before income tax of the Company for the years ended May 31, 2021 and 2020 was comprised of the following:

	For the year ended May 31,
	2021	2020
Tax jurisdictions from:
– Local	$(41,477)	$-
Loss from operation before income tax	$(41,477)	$-)

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of May 31, 2021, the operations in the United States of America incurred $217,574 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $45,691 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2021:

	As of May 31, 2021	As of May 31, 2020
Deferred tax assets:

Net operating loss carryforwards
-United States of America	$45,691	$36,980
Less: valuation allowance	(45,691)	(36,980)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $45,691 as of May 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of May 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SavMobi Technology Inc.
(Registrant)

Date: December 10, 2021	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer