Form 10-K/A
period 2021-05-31
SavMobi Technology Inc.
filed 2021-12-13
CIK 1647822

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

N/A

As of May 31, 2021, the Company has 61,900,000 shares of common stock issued and outstanding

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends the Annual Report on Form 10-K of SavMobi Technology Inc. (the “Company”) for the year ended May 31, 2021 as originally filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2021 (the “Original Filing”).

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters of Part III of the Original Filing has been amended to correct typographical errors in number of shares beneficially owned and percentage ownership of shares of common stock by the shareholders.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of Shares of Common Stock
Ma Hongyu (i)	12,999,500	21.001%

All officers and directors as a group (ii)	12,999,500	21.001%

Arden Wealth & Trust (Switzerland) AG (iii) Bellerivestr 11, Zurich CH-8008, Switzerland	12,959,684	20.936%

Ye Caiyun (iii)	6,190,000	10.00%

Li Wenzhe (iii)	5,953,016	9.617%

Wang Zhong (iii)	4,189,000	6.767%

He Xiaoyong (iii)	6,189,000	9.998%

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

SavMobi Technology Inc.
(Registrant)

Date: December 13, 2021	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer