Form 10-Q
period 2021-08-31
SavMobi Technology Inc.
filed 2021-12-14
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of August 31, 2021, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	August 31	May 31,
	2021	2021

ASSETS
Current assets
Cash and cash equivalents	$611	$815
Total current assets	611	815

TOTAL ASSETS	$611	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$18,884	$12,000
Due to related party	43,142	30,292
Total current liabilities	62,026	42,292

Commitment and Contingencies	—	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of August 31, 2021 and May 31, 2021, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(237,512)	(217,574)
Total stockholders’ deficit	(61,415)	(41,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$611	$815

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2021	Three months ended August 31, 2020
Revenues	–	–

Cost of revenues	–	–

Gross Profit	–	–

Operating expenses
General and administrative expenses	$19,938	$–
Total operating expenses	19,938	–

Net loss	$(19,938)	$–
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – Basic and Diluted	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the three months ended August 31, 2020
Balance, May 31, 2020	61,900,000	61,900	114,197	–	(176,097)	–

Net income	–	–	–	–	–

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

For the three months ended August 31, 2021
Balance, May 31, 2021	61,900,000	$61,900	$114,197	$–	$(217,574)	$(41,477)

Net loss	–	–	–	–	(19,938)	(19,938)

Balance, August 31, 2021	61,900,000	$61,900	$114,197	$–	$(237,512)	$(61,415)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2021	Three months ended August 31, 2020
Cash flows from operating activities:
Net loss	$(19,938)	$—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,884	—
Net cash used in operating activities	(13,054)	—

Cash flows from financing activities:
Proceeds from related parties	12,850	—
Net cash provided by financing activities	12,850	—

Net decrease in cash and cash equivalents	(204)	—
Cash and cash equivalents, beginning of period	815	—
Cash and cash equivalents, end of period	$611	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Interim Financial Information

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These condensed financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim condensed financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended May 31, 2021.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended August 31, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $61,415, net cash flows used in operating activities of $13,054 for the three months ended August 31, 2021. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of August 31, 2021, the accounts payable and accrued liabilities of $18,884, consist of payable to auditor and transfer agent.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2021, there was $43,142 due to related party, who is our CEO Mr. Ma Hongyu, for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment.

The Company’s executive office is located at Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China. This office is furnished to the Company by our CEO at no charge.

NOTE 6 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of August 31, 2021, there were 61,900,000 shares issued and outstanding.

NOTE 7 – INCOME TAX

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2021, the operations in the United States of America incurred $237,512 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance of approximately $49,878 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $49,878 as of August 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three months ended August 31, 2021 and 2020

We had no revenue for the three months periods ended August 31, 2021 and 2020, respectively. We had no cost of revenue for the three months periods ended August 31, 2021 and 2020, respectively. We incurred operating expenses of $19,938 and no operating expenses in the three months periods ended August 31, 2021 and 2020, respectively. Our operating expenses include audit fee and transfer agent fee.

As a result, we generated net loss of $19,938 and no income or loss for the three months periods ended August 31, 2021 and 2020, respectively.

Capital Resources and Liquidity

Three months ended August 31, 2021 and 2020

Cash Used in Operating Activities

For the three months periods ended August 31, 2021 and 2020, the Company had cash used in operating activities in the amount of $13,054 and $0, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the three months periods ended August 31, 2021 and 2020, the Company realized cash provided by financing activities in the amount of $12,850 and $0, respectively, which was advances from our CEO for working capital purposes.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2021, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: December 14, 2021	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

