Form 10-Q
period 2021-11-30
SavMobi Technology Inc.
filed 2022-01-14
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of November 30, 2021, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	November 30 2021	May 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$407	$815
Prepayment	215	-
Total current assets	622	815

TOTAL ASSETS	$622	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,000	$12,000
Due to related party	65,821	30,292
Total current liabilities	67,821	42,292

Commitment and Contingencies	—	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of November 30, 2021 and May 31, 2021, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(243,296)	(217,574)
Total stockholders’ deficit	(67,199)	(41,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$622	$815

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2021	Three months ended November 30, 2020	Six months ended November 30, 2021	Six months ended November 30, 2020
Operating expenses
General and administrative expenses	$(5,784)	$(7,959)	$(25,722)	$(7,959)
Total operating expenses	(5,784)	(7,959)	(25,722)	(7,959)

Net loss	$(5,784)	$(7,959)	$(25,722)	$(7,959)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the six months ended November 30, 2021
Balance, May 31, 2021	61,900,000	$61,900	$114,197	$—	$(217,574)	$(41,477)

Net loss	—	—	—	—	(19,938)	(19,938)

Balance, August 31, 2021	61,900,000	$61,900	$114,197	$—	$(237,512)	$(61,415)

Net loss	—	—	—	—	(5,784)	(5,784)

Balance, November 30, 2021	61,900,000	$61,900	$114,197	$—	$(243,296)	$(67,199)

For the six months ended November 30, 2020
Balance, May 31, 2020	61,900,000	61,900	114,197	—	(176,097)	—

Net income	—	—	—	—	—

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$—	$(176,097)	$—

Net loss	—	—	—	—	(7,959)	(7,959)

Balance, November 30, 2020	61,900,000	$61,900	$114,197	$—	$(184,056)	$(7,959)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2021	Six months ended November 30, 2020
Cash flows from operating activities:
Net loss	$(25,722)	$(7,959)
Changes in operating assets and liabilities:
Prepayment	(215)	—
Accounts payable and accrued liabilities	(10,000)	7,959
Net cash used in operating activities	(35,937)	—

Cash flows from financing activities:
Proceeds from related parties	35,529	—
Net cash provided by financing activities	35,529	—

Net decrease in cash and cash equivalents	(408)	—
Cash and cash equivalents, beginning of period	815	—
Cash and cash equivalents, end of period	$407	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended November 30, 2021.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $67,199, net cash flows used in operating activities of $35,937 for the six months ended November 30, 2021. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – PREPAYMENT

As of November 30, 2021 and May 31, 2021, there were prepayment of $215, consist of prepayment to transfer agent, and $0, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of November 30, 2021 and May 31, 2021, there were accounts payable and accrued liabilities of $2,000 and $12,000, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2021, there was $65,821 due to related party, who is our CEO Mr. Ma Hongyu, for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment.

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

NOTE 7 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of November 30, 2021, there were 61,900,000 shares outstanding.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of November 30, 2021 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three months ended November 30, 2021 and 2020

We had no revenue for the three months periods ended November 30, 2021 and 2020, respectively. We had no cost of revenue for the three months periods ended November 30, 2021 and 2020, respectively. We incurred operating expenses of $5,784 and $7,959 for the three months periods ended November 30, 2021 and 2020, respectively. Our operating expenses include audit fee and transfer agent fee.

As a result, we generated net loss of $5,784 and $7,959 for the three months periods ended November 30, 2021 and 2020, respectively.

Six months ended November 30, 2021 and 2020

We had no revenue for the six months periods ended November 30, 2021 and 2020, respectively. We had no cost of revenue for the six months periods ended November 30, 2021 and 2020, respectively. We incurred operating expenses of $25,722 and $7,959 for the six months periods ended November 30, 2021 and 2020, respectively. Our operating expenses include audit fee and transfer agent fee.

As a result, we generated net loss of $25,722 and $7,959 for the six months periods ended November 30, 2021 and 2020, respectively.

Capital Resources and Liquidity

Six months ended November 30, 2021 and 2020

Cash Used in Operating Activities

For the six months periods ended November 30, 2021 and 2020, the Company had cash used in operating activities in the amount of $35,937 and $0, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the six months periods ended November 30, 2021 and 2020, the Company realized cash provided by financing activities in the amount of $35,529 and $0, respectively, which was advances from our CEO for working capital purposes.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of November 30, 2021, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SavMobi Technology Inc.
(Registrant)

Date: January 14, 2022	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

