Form 10-Q
period 2022-02-28
SavMobi Technology Inc.
filed 2022-04-25
CIK 1647822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 23, 2022, there were 61,900,000 shares of common stock issued and outstanding.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$203	$815
Total current assets	203	815

TOTAL ASSETS	$203	$815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,925	$12,000
Due to related party	71,091	30,292
Total current liabilities	75,016	42,292

Commitment and Contingencies	—	—

Stockholders’ deficit
Common stock ($.001 par value, 75,000,000 shares authorized, 61,900,000 shares issued and outstanding as of February 28, 2022 and May 31, 2021, respectively)	61,900	61,900
Additional paid in capital	114,197	114,197
Accumulated deficit	(250,910)	(217,574)
Total stockholders’ deficit	(74,813)	(41,477)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$203	$815

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2022	Three months ended February 28, 2021	Nine months ended February 28, 2022	Nine months ended February 28, 2021
Revenues	$-	$10,000	$-	$10,000

Cost of revenues	-	3,000	-	3,000

Gross Profit	-	7,000	-	7,000

Operating expenses
General and administrative expenses	7,614	15,292	33,336	23,251
Total operating expenses	7,614	15,292	33,336	23,251

Net loss	$(7,614)	$(8,292)	$(33,336)	$(16,251)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Stock Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the nine months ended February 28, 2022
Balance, May 31, 2021	61,900,000	$61,900	$114,197	$–	$(217,574)	$(41,477)

Net loss	–	–	–	–	(19,938)	(19,938)

Balance, August 31, 2021	61,900,000	$61,900	$114,197	$–	$(237,512)	$(61,415)

Net loss	–	–	–	–	(5,784)	(5,784)

Balance, November 30, 2021	61,900,000	$61,900	$114,197	$–	$(243,296)	$(67,199)

Net loss	–	–	–	–	(7,614)	(7,614)

Balance, February 28, 2022	61,900,000	$61,900	$114,197	$–	(250,910)	(74,813)

For the nine months ended February 28, 2021
Balance, May 31, 2020	61,900,000	61,900	114,197	–	(176,097)	–

Net income	–	–	–	–	–	–

Balance, August 31, 2020	61,900,000	$61,900	$114,197	$–	$(176,097)	$–

Net loss	–	–	–	–	(7,959)	(7,959)

Balance, November 30, 2020	61,900,000	$61,900	$114,197	$–	$(184,056)	$(7,959)

Net loss	–	–	–	–	(8,292)	(8,292)

Balance, February 28, 2021	61,900,000	$61,900	$114,197	$–	$(192,348)	$(16,251)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28, 2022	Nine months ended February 28, 2021
Cash flows from operating activities:
Net loss	$(33,336)	$(16,251)
Changes in operating assets and liabilities:
Account Receivable	—	(10,000)
Accounts payable and accrued liabilities	(8,075)	5,470
Net cash used in operating activities	(41,411)	(20,781)

Cash flows from financing activities:
Proceeds from related parties	40,799	22,292
Net cash provided by financing activities	40,799	22,292

Net increase/(decrease) in cash and cash equivalents	(612)	1,511
Cash and cash equivalents, beginning of period	815	—
Cash and cash equivalents, end of period	$203	$1,511

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended February 28, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $74,813, net cash flows used in operating activities of $41,411 for the nine months ended February 28, 2022. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of February 28, 2022 and May 31, 2021, there were accounts payable and accrued liabilities of $3,925 and $12,000, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended February 28, 2022, Mr. Ma Hongyu, the CEO of the Company, had advanced the Company $40,799 for operating expenses, received $nil from the Company as repayments.

During the nine months ended February 28, 2021, Mr. Ma Hongyu, the CEO of the Company, had advanced the Company $22,292 for operating expenses, received $nil from the Company as repayments.

As of February 28, 2022, there was $71,091 due to related, who is our CEO Mr. Ma Hongyu, for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment.

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

As of February 28, 2022, there were 61,900,000 shares outstanding.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of February 28, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three months ended February 28, 2022 and 2021

We generated $nil in revenue during the three months ended February 28, 2022 and $10,000 during the three months ended February 28, 2021, respectively.

We incurred $nil in cost of revenue for the three months ended February 28, 2022 and $3,000 for the three months ended February 28, 2021, respectively.

For the three months ended February 28, 2022, we incurred operating expenses of $7,614 in operating expenses compared to $15,292 for the three months ended February 28, 2021. Operating expenses mainly include audit fees and transfer agent fees. The decrease in operating expenses was mainly due to a decrease in transfer agent fees.

As a result, we generated net loss of $7,614 and $8,292 for the three months periods ended February 28, 2022 and 2021, respectively.

Nine months ended February 28, 2022 and 2021

We generated $nil in revenue during the nine months ended February 28, 2022 and $10,000 during the nine months ended February 28, 2021, respectively.

We incurred $nil in cost of revenue for the nine months ended February 28, 2022 and $3,000 for the nine months ended February 28, 2021, respectively.

For the nine months ended February 28, 2022, we incurred operating expenses of $33,336 in operating expenses compared to $23,251 for the nine months ended February 28, 2021. Operating expenses mainly include audit fees and transfer agent fees. The increase in operating expenses was mainly due to an increase in transfer agent fees.

As a result, we generated net loss of $33,336 and $16,251 for the nine months periods ended February 28, 2022 and 2021, respectively.

Capital Resources and Liquidity

Nine months ended February 28, 2022 and 2021

Cash Used in Operating Activities

For the nine months periods ended February 28, 2022 and 2021, the Company had cash used in operating activities in the amount of $41,411 and $20,781, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the nine months periods ended February 28, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $40,799 and $22,292, respectively, which was advances from our CEO for working capital purposes.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2021, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of February 28, 2022, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: April 25, 2022	By:	/s/ Ma Hongyu
Ma Hongyu
Chief Executive Officer
Chief Financial Officer

