Form 10-K
period 2022-05-31
SavMobi Technology Inc.
filed 2022-09-19
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

Commission file number: 333-206804

Savmobi Technology, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China

(Address of principal executive offices)

+86 57187197085

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $22,313,112  (computed by reference to the closing price of a share of the Company’s common stock of $0.75  on that date as reported).

As of September 5, 2022, 61,900,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to SavMobi Technology, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of May 31, 2022 is 61,900,000.

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

Market Analysis

The global pandemic upended business as usual across all industries. As social distancing and working remotely took hold, companies accelerated the need for technology to support everything from onsite repairs to training employees. Under COVID- 19, the world has gone into isolation. Social distancing is currently the most effective way to slow the spread of the virus until a vaccine can be found to protect the population. As a result, anything that relies on human-to- human contact–which is to say, most aspects of our lives–must be amended to account for the dangers of the virus.

Digitization has stepped in to bridge the gaps left by mandated shutdowns and social distancing measures. Without digital tools and technologies, we would have no way to work, shop, go to school, and more. As such, this industry has a large potential to grow.

Patent and Trademarks

We do not currently own any domestic or foreign patents relating to our business.

Employees

As of May 31, 2022, other than its CEO, Mr. Ma Hongyu, the Company has no employees.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

Item 3. Legal Proceedings

There is no pending legal proceeding to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 13, 2022, a bid and an ask was initially posted.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
June 30, 2022	$1.00	$0.028
September 30, 2022	$0.15	$0.10

The last reported sales price of our common stock on the OTCMarkets on September 6, 2022, was $0.10

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of September 11, 2022, there were 61,900,000shares of common stock issued and outstanding, which were held by 21 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis ofFinancial Condition and Results of Operations is intended to provide a reader of ourfinancial statements with a narrative from the perspective of our management on ourfinancial condition, results of operations, liquidity, and certain otherfactors that may afect our future results. The following discussion and analysis should be read in conjunction with our audited consolidatedfinancial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.” In addition to historicalfinancial information, thefollowing discussion and analysis containsforward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing ofselected events may differ materiallyfrom those anticipated in theseforward-looking statements as a result ofmanyfactors.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended May 31, 2022, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended May 31, 2022 and Fiscal Year Ended May 31, 2021

The company has generated $nil and $10,000 revenues for the fiscal year ended May 31, 2022 and 2021, respectively. Cost of revenues decreased to $nil for the fiscal year ended May 31, 2022, as compared to $3,000 for the fiscal year ended May 31, 2021. General and administrative expenses decreased to $43,026  for the fiscal year ended May 31, 2022, as compared to $48,477 for the fiscal year ended 2021, both of them are include professional services expenses and transfer agent fee. We had net loss of $43,026 and $41,477 for the fiscal year ended May 31, 2022 and 2021, respectively.

Capital Resources and Liquidity

Fiscal Year Ended May 31, 2022 and Fiscal Year Ended May 31, 2021

Cash Used in Operating Activities

For the years ended May 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $47,060 and $29,477, respectively, which were primarily due to net loss for the year, prepayment, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the years ended May 31, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $46,245 and $30,292, respectively, which was advances from our CEO for working capital purposes.

As of May 31, 2022, we have cash of $0. As of May 31, 2021, we had cash of $815.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have implemented our plan of operations.

The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Off Balance Sheet Arrangements

On June 8, 2022, three (3) shareholders of SavMobi Technology, Inc. (the “Company”), including Ma Hongyu, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

The Purchase Agreements were fully executed and delivered on June 8, 2022. Zhang Yiping and Chen Xinxin acquired approximately 24.54% and 6.46% of the issued and outstanding shares of the Company, respectively, and the remaining purchasers each acquired less than 4.99% of the issued and outstanding shares.

Purchasers	Shares acquired	%
Zhang Yiping	15,189,500	24.54%
Chen Xinxin	4,000,000	6.46%
Wang Yanfang	2,000,000	3.23%
Liu Chen	2,000,000	3.23%
Liu Ying	1,906,288	3.08%

In addition, on June 8, 2022, Mr. Ma Hongyu, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. On the same day, Mr. Ma Hongyu, the sole member of the Company’s board of directors, appointed Ms. Chen Xinxin as Director and Chairman of the Board, and following such appointment, Mr. Ma Hongyu submitted his resignation of members of the Board, President, Secretary and Treasurer, which resignations were effective immediately.

On June 8, 2022, Ms. Chen Xinxin was also appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, effective immediately

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data.

The full text of the Company’s financial statements for the fiscal years ended May 31, 2022 and 2021, begins on page F- 1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes- Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31,2022.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of May 31, 2022 and communicated the matters to our management.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a- 15 or 15d- 15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d- 15(f) under the Exchange Act) during the fiscal year ended May 31, 2022.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and director are as follows:

Name	Age	Position
Ma Hongyu	43	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and Chairman of the Board of Directors
Poh Kee Liew	49	Former Chief Executive Officer and Chairman of the Board of Directors (Resigned on November 10, 2020)
Gim Hooi Ooi	40	Former Chief Financial Officer and member of the Board of Directors (Resigned on November 10, 2020)

Mr. Ma Hongyu (“Mr. Ma”), age 43, graduated in Dalian Polytechnic University with a bachelor degree in Polymer Materials Science and Engineering in 2001. After graduation in 2001, Mr. Ma started his career with a section in Jiyi Plastics (Dalian) Company Limited. During his career in Jiyi Plastics (Dalian) Company Limited, Mr. Ma had been promoted twice from officer to manager position. As a management department manager, he was responsible for handling the company’s general affairs, human resources allocation and monitoring the labor safety. From 2017 to 2018, Mr. Ma changed his position as a general manager in Lubang Environmental Protection Science and Technology Company Limited. Mr. Ma was overseeing the company business development. The production team, business development department and logistics department were monitored by Mr. Ma. Since November 2018 till now, Mr. Ma has been appointed as a general manager in Yuanmeng Media Company Limited. Yuanmeng Media Company Limited is focusing on multi-media advertisement, organizing cultural and art events and terminal production and trading. Mr. Ma is the oversight for company business development and organization management departments. In these two years, he has served several dozens of enterprises to achieve upgrading, transformation and sales performance improvement

Director Independence

Our board of directors is currently composed of one member, Mr. Ma Hongyu, who does not qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationship exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Item 11. Executive Compensation.

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

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ma Hongyu (Chief Executive Officer)	2022	-	-	-	-	-	-
Ma Hongyu (Chief Executive Officer)	2020	-	-	-	-	-	-
Poh Kee Liew – (Former Chief Executive Officer)	2022	-	-	-	-	-	-
Poh Kee Liew – (Former Chief Executive Officer)	2020	-	-	-	-	-	-
Gim Hooi Ooi – (Former Chief Financial Officer)	2022	-	-	-	-	-	-
Gim Hooi Ooi – (Former Chief Financial Officer)	2020	-	-	-	-	-	-

Mr. Ma Hongyu was appointed as Chief Executive Officer and Chief Financial Officer on November 10, 2020.

Mr. Poh Kee Liew resigned all his positions on November 10, 2020.

Mr. Gim Hooi Ooi resigned all his positions on November 10, 2020.

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2022 or 2021. None of our executive officers received any equity awards, including, options, restricted awards stock, performance or other equity incentives during the fiscal year ended May 31, 2022 and May 31, 2021.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2022.

DIRECTOR COMPENSATION
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Ma Hongyu	-	-	-	-	-	-
Poh Kee Liew (former director)	-	-	-	-	-	-	-
Gim Hooi Ooi (former director)	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of May 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of May 31, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentae Ownership of shares of Common Stock
Ma Hongyu (i)	12,999,500	21.001%

All officers and directors as a group (ii)	12,999,500	21.001%

Arden Wealth & Trust (Switzerland) AG (iii) Bellerivestr 11, Zurich CH-8008, Switzerland	12,959,684	20.936%

Ye Caiyun (iii)	6,190,000	10.00%

Li Wenzhe (iii)	5,906,288	9.542%

(1)	Except as otherwise set forth above, the address of each beneficial owner is c/o SavMobi Technology Inc., Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China
(2)	Based on 61,900,000 shares of common stock issued and outstanding as of May 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

Fees paid to Auditors

Audit Fees

During fiscal years ended May 31, 2022 and 2021, we incurred approximately $14,000 and $21,560, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2022 and 2021 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

EXHIBIT INDEX

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
SavMobi Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology Inc. (the Company) as of May 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2021.

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

September 15, 2022

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

AS OF MAY 31, 2022 AND 2021

(Audited)

	May 31, 2022	May 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$-	$815
Prepaid expenses	35	-
Total current assets	35	815

Total assets	$35	$815

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	8,000	12,000
Due to related party	-	30,292
Other current liabilities	1	-
Total current liabilities	8,001	42,292

Commitment and Contingencies

Stockholders’ deficit
Common stock ($0.001 par value, 75,000,000 shares authorized, 61,900,000 share issued and outstanding as of May 31, 2022 and May 31, 2021, respectively)	61,900	61,900
Additional paid in capital	190,734	114,197
Accumulated deficit	(260,600)	(217,574)
Total stockholders’ deficit	(7,966)	(41,477)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$35	$815

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

(Audited)

	Year Ended May 31, 2022	Year Ended May 31, 2021
Revenues	-	10,000

Cost o revenues	-	3,000

Gross profit	-	7,000

Operating expense
General and administrative expenses	43,026	48,477
Total operating expenses	$43,026	$48,477

Net loss	$(43,026)	$(41,477)
Net loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – Basic and Diluted	61,900,000	61,900,000

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

(Audited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, May 31, 2020	61,900,000	$61,900	$114,197	$-	$(176,097)	$-

Net loss for the year ended May 31, 2021	-	-	-	-	(41,477)	(41,477)

Balance, May 31, 2021	61,900,000	$61,900	$114,197	$-	$(217,574)	$(41,477)

Debt forgiven from a related party			76,537			76,537
Net loss for the year ended May 31, 2022	-	-		-	(43,026)	(43,026)

Balance, May 31, 2022	61,900,000	$61,900	$190,734	$-	$(260,600)	$(7,966)

The accompanying notes are an integral part of these financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MAY 31, 2022 AND 2021

(Audited)

	Year Ended May 31, 2022	Year Ended May 31, 2021
Cash flows from operating activities:	-
Net loss	$(43,026)	$(41,477)
Changes in operating assets and liabilities	-
Prepaid expenses	(35)
Accounts payable and accrued liabilities	(4,000)	12,000
Other current liabilities	1
Net cash used in operating activities	(47,060)	(29,477)

Cash flows from financing activities:
Proceeds from related parties	46,245	30,292
Net cash provided by financing activities	$46,245	$30,292

Net increase in cash and cash equivalents	$(815)	$815
Cash and cash equivalents, beginning of year	815	-
cash and cash equivalents, end of year	(0)	815

Supplemental Cash Flow Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt forgiven from a related party	$76,537	$-

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the year ended May 31, 2022.

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

The Company records revenue from the provision of commercial mobile technical support services on monthly basis. No revenue has been recognized in fiscal year 2022.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes” . Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

COVID-19 Uncertainty

An outbreak of respiratory illness caused by the novel coronavirus, commonly referred as “COVID- 19” emerged in late 2019 and has spread globally. The COVID- 19 is considered to be highly contagious and poses a serious public health threat. The World Health Organization labeled the COVID- 19 outbreak as a pandemic on March 11, 2020, given its threat beyond a public health emergency of international concern the organization had declared on January 30, 2020.

The epidemic has resulted in social-distancing restrictions, travel restrictions, and the temporary closure of stores and facilities during the past few months. The negative impacts of the COVID- 19 outbreak on our business may include, but not strictly be limited to:

-	The uncertain economic conditions may refrain clients from engaging our services.

-	The operations of businesses in most industries have been, and could continue to be, negatively impacted by the epidemic, which may in turn adversely impact their business performance.

We are unable to accurately predict the upcoming impact that the COVID- 19 will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak globally, and effectiveness of the actions that may be taken by governmental authorities. Additionally, it is possible that we may face similar difficulties from future events, such as this, should there be at any point another global pandemic. As of the current date, we do not believe that we have been directly impacted by Covid- 19. However, economies throughout the world have been impacted significantly in a vast number of ways, and we cannot state with any level of certainty to what extent we may have been indirectly impacted by market conditions as a result of the pandemic and/or if the pandemic has forestalled, in any capacity, our growth to date.

NOTE 3 – GOING CONCERN

The accompanying audited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying audited financial statements, the Company has working capital deficit of $43,026, net cash flows used in operating activities of $47,060 for the year ended May 31, 2022. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

As of May 31, 2022, the prepaid expenses $35 represent the advance payments made by the Company to transfer agent.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2022, the accounts payable and accrued liabilities of $8,000, consist of payable to auditor.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of May 31, 2022, there was $76,537 due to related party, our former CEO Mr. Ma Hongyu. On the same day, all the debt was forgiven and recognized as additional paid in capital of the Company.

The Company’s executive office is located at Room 502, Unit 1, Building 108, Red Star Sea Phase 3, Dalian Development Zone, Dalian, Liaoning, China. This office is furnished to the Company by our CEO at no charge.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of May 31, 2022   and 2021, there were 61,900,000 shares issued and outstanding.

NOTE 8 – INCOME TAX

The loss from operation before income tax of the Company for the years ended May 31, 2022 and 2021 was comprised of the following:

	For the year ended May 31,
	2022	2021
Tax jurisdictions from:
– Local	$43,026	$41,477
Loss from operation before income tax	$43,026	$41,477

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of May 31, 2022, the operations in the United States of America incurred $128,106 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $26,902 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of May 31, 2022:

	As of May 31, 2022	As of May 31, 2021
Deferred tax assets:

Net operating loss carryforwards
-United States of America	$26,902	$45,691
Less: valuation allowance	(26,902)	(45,691)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $26,902 as of May 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all transactions May 31, 2022 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements except for the event listed below.

On June 8, 2022, three (3) shareholders of SavMobi Technology, Inc. (the “Company”), including Ma Hongyu, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

The Purchase Agreements were fully executed and delivered on June 8, 2022. Zhang Yiping and Chen Xinxin acquired approximately 24.54% and 6.46% of the issued and outstanding shares of the Company, respectively, and the remaining purchasers each acquired less than 4.99% of the issued and outstanding shares.

Purchasers	Shares acquired	%
Zhang Yiping	15,189,500	24.54%
Chen Xinxin	4,000,000	6.46%
Wang Yanfang	2,000,000	3.23%
Liu Chen	2,000,000	3.23%
Liu Ying	1,906,288	3.08%

In addition, on June 8, 2022, Mr. Ma Hongyu, submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and Chief Financial Officer, respectively, effective immediately. On the same day, Mr. Ma Hongyu, the sole member of the Company’s board of directors, appointed Ms. Chen Xinxin as Director and Chairman of the Board, and following such appointment, Mr. Ma Hongyu submitted his resignation of members of the Board, President, Secretary and Treasurer, which resignations were effective immediately.

On June 8, 2022, Ms. Chen Xinxin was also appointed as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, effective immediately.

Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Savmobi Technology, Inc.*
3.2	Bylaws*
31.1	Rule 13a-14(a)/15d-14(a) Certifications*
32.1	Section 1350 Certification, Principal Executive Officer*
32.2	Section 1350 Certification, Principal Financial Officer*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

14

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVMOBI TECHNOLOGY, INC.

Dated: September 19, 2022	By:	/s/ Chen Xinxin
	Name:	Chen Xinxin
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 19, 2022	By:	/s/ Chen Xinxin
	Name:	Chen Xinxin
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

15