Form 10-Q
period 2022-08-31
SavMobi Technology Inc.
filed 2022-10-17
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of October 6, 2022, 61,900,000 shares of the issuer’s common stock were issued and outstanding.

FORM 10-Q

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	August 31, 2022	May 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	10	35
Total current assets	10	35

Total assets	$10	$35

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,829	8,000
Due to related party	18,073	-
Other current liabilities	-	1
Total current liabilities	21,902	8,001

Commitment and Contingencies

Stockholders’ deficit
Common stock ($0.001 par value, 75,000,000 shares authorized, 61,900,000 share issued and outstanding as of August 31, 2022 and May 31, 2022, respectively)	61,900	61,900
Additional paid in capital	190,734	190,734
Accumulated deficit	(274,526)	(260,600)
Total stockholders’ deficit	(21,892)	(7,966)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$10	$35

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2022	Three months ended August 31, 2021
Revenues	-	-

Cost of revenues	-	-

Gross profit	-	-

Operating expense
General and administrative expenses	13,926	19,938
Total operating expenses	$13,926	$19,938

Net loss	$(13,926)	$(19,938)
Net loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted average number of shares outstanding – Basic and Diluted	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the three months ended August 31, 2021
Balance, May 31, 2021	61,900,000	$61,900	$114,197	$-	$(217,574)	$(41,477)

Net loss	-	-	-	-	(19,938)	(19,938)

Balance, August 31, 2021	61,900,000	$61,900	$114,197	$-	$(237,512)	$(61,415)

For the three months ended August 31, 2022
Balance, May 31, 2022	61,900,000	$61,900	$190,734	$-	$(260,600)	$(7,966)

Net loss					(13,926)	(13,926)

Balance, August 31, 2022	61,900,000	$61,900	$190,734	$-	$(274,526)	$(21,892)

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2022	Three months ended August 31, 2021
Cash flows from operating activities:
Net loss	$(13,926)	$(19,938)
Changes in operating assets and liabilities	-
Prepaid expenses	25
Accounts payable and accrued liabilities	(4,171)	6,884
Other current liabilities	(1)
Net cash used in operating activities	(18,073)	(13,054)

Cash flows from financing activities:
Proceeds from related parties	18,073	12,850
Net cash provided by financing activities	$18,073	$12,850

Net increase in cash and cash equivalents	$-	$(204)
Cash and cash equivalents, beginning of period		815
cash and cash equivalents, end of period	$-	$611

Supplemental Cash Flow Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On June 8, 2022, three (3) shareholders of SavMobi Technology, Inc. (the “Company”), including Chen Xinxin, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

The Purchase Agreements were fully executed and delivered on June 8, 2022. Zhang Yiping and Chen Xinxin acquired approximately 24.54% and 6.46% of the issued and outstanding shares of the Company, respectively, and the remaining purchasers each acquired less than 4.99% of the issued and outstanding shares.After the change of ownership, the Company’s current principal offices is located in Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China.

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

These condensed financial statements should be read in conjunction with the audited financial statements for the year ended May 31, 2022, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim condensed financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended May 31, 2022.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended August 31, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $21,892, net cash flows used in operating activities of $18,073 for the three months ended August 31, 2022. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4– PREPAID EXPENSES

As of August 31, 2022, the prepaid expenses was $10, an advance payment to transfer agent.

NOTE 5– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of August 31, 2022, the accounts payable and accrued liabilities was $3,829, consist of payable to auditor and edgar agent.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2022, there was $18,073 due to related party, who is our CEO Mrs. Chen Xinxin, for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment and due on demand.

The Company’s executive office is located at Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China. This office is furnished to the Company by our CEO at no charge.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of August 31, 2022, there were 61,900,000 shares issued and outstanding.

NOTE 8 – INCOME TAX

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of August 31, 2022, the operations in the United States of America incurred $142,032 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $29,827 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $29,827 as of August 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of August 31, 2022 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Results of Operations

Three months ended August 31, 2022 and 2021

We had no revenue for the three months periods ended August 31, 2022 and 2021, respectively. We had no cost of revenue for the three months periods ended August 31, 2022 and 2021, respectively. We incurred operating expenses of $13,926 and $19,938 in the three months periods ended August 31, 2022 and 2021, respectively. Our operating expenses mainly include US counsel professional fee and transfer agent fee.

As a result, we generated net loss of $13,926 and $19,938for the three months periods ended August 31, 2022 and 2021, respectively.

Capital Resources and Liquidity

Three months ended August 31, 2022 and 2021

Cash Used in Operating Activities

For the three months periods ended August 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $18,073 and $13,054, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the three months periods ended August 31, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $18,073 and $12,850, respectively, which was advances from our CEO for working capital purposes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2022, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) or 15d- 15(f)) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SavMobi Technology Inc.
(Registrant)

Date: October 17, 2022	By:	/s/ Chen Xinxin
Chen Xinxin
Chief Executive Officer
Chief Financial Officer

