Form 10-Q
period 2022-11-30
SavMobi Technology Inc.
filed 2023-02-21
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of February 14, 2023, 1,061,900,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

SAVMOBI TECHNOLOGY INC.

BALANCE SHEETS

(Unaudited)

	November 30, 2022	May 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	35
Total current assets	-	35

Total assets	$-	$35

LIABILITIES AND STOCKHOLDERS’S EQUITY
Current liabilities
Accounts payable and accrued liabilities	-	8,000
Due to related party	46,611	-
Other current liabilities	-	1
Total current liabilities	46,611	8,001

Commitment and Contingencies

Stockholders’ deficit
Common stock ($0.001 par value, 75,000,000 shares authorized, 61,900,000 share issued and outstanding as of August 31, 2022 and May 31, 2022, respectively)	61,900	61,900
Additional paid in capital	190,734	190,734
Accumulated deficit	(299,245)	(260,600)
Total stockholders’ deficit	(46,611)	(7,966)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$-	$35

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2022	Three months ended November 30, 2021	Six months ended November 30, 2022	Six months ended November 30, 2021
Revenue	$-	-	-	-
Operating expenses
General and administrative expenses	$(24,719)	(5,784)	(38,645)	(25,722)
Income (Loss) before provision for income taxes	(24,719)	(5,784)	(38,645)	(25,722)

Provision for income taxes	$-	-	-	-

Net income (loss)	$(24,719)	(5,784)	(38,645)	(25,722)

Loss per common share: Basic and Diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	61,900,000	61,900,000	61,900,000	61,900,000

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

For the six months ended November 30, 2021
Balance, May 31, 2021	61,900,000	$61,900	$114,197	$-	$(217,574)	$(41,477)

Net loss	-	-	-	-	(19,938)	(19,938)

Balance, August 31, 2021	61,900,000	$61,900	$114,197	$-	$(237,512)	$(61,415)

Net loss	-	-	-	-	(5,784)	(5,784)

Balance, November 30, 2021	61,900,000	$61,900	$114,197	$-	$(243,296)	$(67,199)

For the six months ended November 30, 2022
Balance, May 31, 2022	61,900,000	$61,900	$190,734	$-	$(260,600)	$(7,966)

Net loss					(13,926)	(13,926)

Balance, August 31, 2022	61,900,000	$61,900	$190,734	$-	$(274,526)	$(21,892)

Net loss					(24,719)	(24,719)

Balance, November 30, 2022	61,900,000	$61,900	$190,734	$-	$(299,245)	$(46,611)

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2022	Six months ended November 30, 2021
Cash flows from operating activities:
Net loss	$(38,645)	$(25,722)
Changes in operating assets and liabilities
Prepayment	35	(215)
Accounts payable and accrued liabilities	(8,000)	(10,000)
Other current liabilities	(1)
Net cash used in operating activities	(46,611)	(35,937)

Cash flows from financing activities:
Proceeds from related parties	46,611	35,529
Net cash provided by financing activities	$46,611	$35,529

Net increase in cash and cash equivalents	$-	$(408)
Cash and cash equivalents, beginning of period	-	815
cash and cash equivalents, end of period	$-	$407

Supplemental Cash Flow Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On June 8, 2022, three (3) shareholders of SavMobi Technology, Inc. (the “Company”), including Zhang Guowei, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of SavMobi Technology, Inc. (the “Company”), which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

The Purchase Agreements were fully executed and delivered on June 8, 2022. Zhang Yiping and Zhang Guowei acquired approximately 24.54% and 6.46% of the issued and outstanding shares of the Company, respectively, and the remaining purchasers each acquired less than 4.99% of the issued and outstanding shares.After the change of ownership, the Company’s current principal offices is located in Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China.

Purchasers	Shares acquired	%
Zhang Yiping	15,189,500	24.54%
Zhang Guowei	4,000,000	6.46%
Wang Yanfang	2,000,000	3.23%
Liu Chen	2,000,000	3.23%
Liu Ying	1,906,288	3.08%

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended November 30, 2022.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company continues as a going concern. As shown in the accompanying unaudited financial statements, the Company has working capital deficit of $46,611, net cash flows used in operating activities of $46,611 for the six months ended November 30, 2022. This factor raises substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4– PREPAID EXPENSES

As of November 30, 2022, repaid expense was $nil.

NOTE 5– ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of November 30, 2022, the accounts payable and accrued liabilities was $nil.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2022, there was $46,611, comprised of $45,956 due to our current CEO Mrs. Zhang Guowei, for working capital purpose and $655 due to former CEO Mr Hongyu Ma for working capital purpose. The amount is unsecured and non-interest bearing with no fixed terms of repayment and due on demand.

The Company’s executive office is located at Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China. This office is furnished to the Company by our CEO at no charge.

NOTE 7 – COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock at a par value of $0.001.

As of November 30, 2022, there were 61,900,000 shares issued and outstanding.

NOTE 8 – INCOME TAX

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law. As of November 30, 2022, the operations in the United States of America incurred $166,751 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2042, if unutilized. The Company has provided for a full valuation allowance of approximately $35,018 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $35,018 as of November 30, 2022.

NOTE 9 – SUBSEQUENT EVENTS

On December 15, 2022, Savmobi Technology, Inc. (“SVMB,”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Zhang Guowei (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, SVMB will hold a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking Group Limited.

Consequently, SVMB has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence is now a wholly owned subsidiary.

On January 10, 2023, the Company filed Form 8-K for the above transaction.

There is no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

Results of Operations

Three months ended November 30, 2022 and 2021

We had no revenue for the three months periods ended November 30, 2022 and 2021, respectively. We had no cost of revenue for the three months periods ended November 30 and 2021, respectively. We incurred operating expenses of $24,719 and $5,784 in the three months periods ended November 30, 2022 and 2021, respectively. Our operating expenses mainly include US counsel professional fee and transfer agent fee.

As a result, we generated net loss of $24,719 and $5,784 for the three months periods ended November 30, 2022 and 2021, respectively.

Six months ended November 30, 2022 and 2021

We had no revenue for the six months periods ended November 30, 2022 and 2021, respectively. We had no cost of revenue for the six months periods ended November 30 and 2021, respectively. We incurred operating expenses of $38,645 and $25,722 in the six months periods ended November 30, 2022 and 2021, respectively. Our operating expenses mainly include US counsel professional fee and transfer agent fee.

As a result, we generated net loss of $38,645 and $25,722 for the three months periods ended November 30, 2022 and 2021, respectively.

Capital Resources and Liquidity

Six months ended November 30, 2022 and 2021

Cash Used in Operating Activities

For the six months periods ended November 30, 2022 and 2021, the Company had cash used in operating activities in the amount of $46,611 and $35,937, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the six months periods ended November 30, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $46,611 and $35,529, respectively, which was advances from our CEO for working capital purposes.

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

SAVMOBI TECHNOLOGY, INC. AND

SUBSIDIARIES UNAUDITED CONSOLIDATED COMBINED

PRO FORMA FINANCIAL INFORMATION

Introduction

The unaudited pro forma combined financial statements as of November 30, 2022 contained in this prospectus has been prepared based on certain pro forma adjustments to the Company’s historical financial statements set forth in the quarterly report of the Company for the period ended November 30, 2022 is qualified in their entirety by reference to such historical financial statements and related notes contained in those reports. The historical financial statements for Zhejiang Jingbo Ecological Technology Co. were derived from unaudited quarterly financial statement for the period ended November 30, 2022. The unaudited pro forma condensed combined financial statements should be read in conjunction with the accompanying notes and with the historical consolidated financial statements and related notes thereto.

The unaudited pro forma combined balance sheet has been prepared as if the transaction had occurred as of November 30, 2022. The unaudited pro forma condensed combined statements of operations have been prepared as if this transaction had occurred on November 30, 2022. The unaudited pro forma condensed combined statements of cash flows have been prepared as if this transaction had occurred on November 30, 2022.

These unaudited pro forma condensed combined financial statements are presented for illustrative purposes only. Such information is not necessarily indicative of the operating results or financial position that would have occurred had the Share Exchange been completed at the dates indicated or what would be any future periods and should not be taken as representative of Company’s consolidated results of operations of financial condition following the completion of the transaction. In addition, the unaudited pro forma combined financial information is not intended to project future financial position or results of the combined company. Future results may vary significantly from the results reflected because of various factors.

SAVMOBI TECHNOLOGY, INC.

UNAUDITED PRO FORMA COMBINED BALANCE SHEET

As of the six months ended November 30, 2022

	Intellegence Parking		SavMobi		Adjustments		Notes	Combined
	$		$		$			$
Assets
Current assets
Cash and cash equivalents		157,758		-		-			157,758
Restricted cash		7,895		-		-			7,895
Accounts receivable		461,298		-		-			461,298
Inventories		100,903		-		-			100,903
Amounts due from related parties		16,000		-		-			16,000
Prepaid expenses and other current assets		6,524,088		-		-			6,524,088
Total current assets		7,267,942		-		-			7,267,942

Non-current assets
Plant and equipment, net		6,904,571		-		-			6,904,571
Intangible assets, net		16,598		-		-			16,598
Right-of-use assets		554,227		-		-			554,227
Long -term investments		-		20,000		(20,000)	(a)		-
Other non-current assets		3,111,141		-					3,111,141
Total non-current assets		10,586,537		20,000		(20,000)			10,586,537
Total Assets		17,854,479		20,000		(20,000)			17,854,479

Current liabilities
Accounts payables		986,629		-		-			986,629
Advances from customers		18,128		-		-			18,128
Other current payables		3,263,672		-		-			3,263,672
Taxes payable		8,350		-		-			8,350
Amounts due to related parties		438,594		46,611		-			485,205
Operating lease liabilities, current		600,209		-		-			600,209
Total current liabilities		5,315,582		46,611		-)			5,362,193

Non-current liabilities
Long-term loan		33,056,482		-		-			33,056,482
Operating lease liabilities		241,960		-		-			241,960
Total non-current liabilities		33,298,442		-		-			33,298,442

Total Liabilities		38,614,024		46,611		-			38,660,635

Stockholders’ (Deficit) Equity
Common stock		20,000		61,900		(20,000)	(a)		61,900
Additional paid-in capital		9,263,602		210,734		-			9,474,336
Accumulated deficit		(29,563,643)		(299,245)		-			(29,862,888)
Accumulated other comprehensive income		182,509		-					182,509
Non-controlling interest		(662,013)		-					(662,013)
Total (Deficit) Equity		(20,759,545)		(26,611)		(20,000)			(20,806,156)

Total Liabilities and (Deficit) Equity		17,854,479		20,000		(20,000)			17,854,479

SAVMOBI TECHNOLOGY, INC.

UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

for the six months ended November 30, 2022

	Intellegence Parking		SavMobi		Adjustments		Notes	Combined
	$		$		$			$
Net revenues		1,487,868		-		-			1,487,868
Cost of revenues		(2,084,574)		-		-			(2,084,574)
Gross loss		(596,706)				-			(596,706)

Operating expenses:
Tax and surcharges		(953)		-		-			(953)
Selling and marketing expenses		(300,585)		-		-			(300,585)
General and administrative expenses		(2,284,363)		(38,645)		-			(2,323,008)
Research and development expenses		(267,779)		-		-			(267,779)
reverse of impairment loss		11,540		-		-			11,540
Total operating expenses		(2,842,140)		(38,645)		-			(2,880,785)

Operating loss		(3,438,846)		(38,645)		-			(3,477,491)

Other income (expenses):
Interest income		163		-		-			163
Other income/(expense)		(77,337)		-		-			(77,337)
Total other expenses		(77,174)		-		-			(77,174)

Loss before taxes from operations		(3,516,020)		(38,645)		-			(3,554,665)

Provision for income taxes		(19)		-		-			(19)

Net loss		(3,516,039)		(38,645)		-			(3,554,684)

Other comprehensive income:
Foreign currency translation income		1,182,216		-		-			1,182,216
Total comprehensive loss		(2,333,823)		(38,645)		-			(2,372,468)

Net loss attributable to :
Owners of the Company		(3,468,282)		(38,645)		-			(3,506,927)
Non-controlling interest		(47,757)		-		-			(47,757)
		(3,516,039)		(38,645)		-			(3,554,684)
Total comprehensive loss attributable to :
Owners of the Company		(2,298,461)		(38,645)		-			(2,337,106)
Non-controlling interest		(35,362)		-		-			(35,362)

SAVMOBI TECHNOLOGY, INC.

UNAUDITED COMBINED STATEMENTS OF CASH FLOWS

for the six months ended November 30, 2022

	Intellegence Parking		SavMobi		Adjustments		Notes	Combined
	$		$		$			$
Loss from operations before taxation		(3,516,039)		(38,645)		-			(3,554,684)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		604,337		-		-			604,337
Depreciation of right-of-use assets		342,786		-		-			342,786
Changes in operating assets and liabilities				-		-
Accounts receivable		(129,896)		-		-			(129,896)
Inventories		(27,247)		-		-			(27,247)
Prepaid expenses and other current assets		(588,752)		35		-			(588,717)
Other non-current assets		199,216		-		-			199,216
accounts payable and other current liabilities		2,214,692		(8,001)		-			2,206,691
Net cash used in operating activities		(900,903)		(46,611)		-			(947,514)

Cash flows from investing activities
Repayment for right-of-use assets		(39,976)		-		-			(39,976)
Proceeds from sale of property and equipment		114,618		-		-			114,618
Purchase of property and equipment		(1,049,086)							(1,049,086)
Purchase of property and equipment		(13,787)		-		-			(13,787)
Net cash used in investing activities		(988,231)		-		-			(988,231)

Cash flows from financing activities
Amount due to related party		73,791		46,611		-			120,402
Repayments of long-term borrowings		1,880,161		-		-			1,880,161
Net cash provided by financing activities		1,953,952		46,611		-			2,000,563

Effect of exchange rate changes on cash and cash equivalents		(7,952)		-		-			(7,952)

Net increase of cash and cash equivalents		56,866		-		-			56,866

Cash and cash equivalents–beginning of year		108,787		-		-			108,787

Cash and cash equivalents–end of year		165,653		-		-			165,653

Supplementary cash flow information:
Interest received		163		-		-			163

1.	Organization and Principal Activities

On December 15, 2022, Intellegence Parking Group Limited (“Intellegence Parking”) was incorporated on June 29, 2022 under the laws of Cayman Islands. It is controlled by Guowei Zhang, Xiujuan Chen, Hongwei Li and Chuchu Zhang. Intellegence Parking is an investment holding company.

Intellegence Parking (Hong Kong) Limited (“Intellegence HK”) was incorporated on July 20, 2022 under the laws of Hong Kong SAR. Intelligence HK is a wholly subsidiary of Intellegence Parking since incorporation and it is an investment holding company.

Huixin Zhiying (Hangzhou) Technology Co. (“Huixin”) was incorporated on October 24, 2022 under the laws of PRC. It is a wholly owned subsidiary of Intellegence HK since incorporation and it is an investment holding company.

Pursuant to the Business Operation Agreement between Huixin and the Company, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

2.	Basis of Presentation

The historical consolidated financial statements have been adjusted in the pro forma condensed combined financial statements to give effect to pro forma events that are (1) directly attributable to the business combination, (2) factually supportable and (3) with respect to the pro forma condensed combined statements of operations, expected to have a continuing impact on the combined results following the business combination. The business combination was accounted for as reorganization of entities under common control. As a result, we measured the recognized assets and liabilities combined at their historical cost at the date of transfer. The pro forma combined financial statements do not necessarily reflect what the combined company’s financial condition or results of operations would have been had the acquisition occurred on the dates indicated. They also may not be useful in predicting the future financial condition and results of operations of the combined company. The actual financial position and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

3.	Pro Forma Adjustments

The pro forma adjustments are based on management preliminary estimates and assumptions that are subject to change. The following adjustments have been reflected in the unaudited pro forma condensed combined financial information:

(a)	Capital adjustments to (1) represents Savmobi Technology Inc. capital being $61,900 and (2) any paid-in capital to subsidiaries as additional paid-in capital.

4.	Loss per Share

The following table illustrates the calculation of pro forma earnings per share:

Period Ended November 30, 2022
Pro forma net loss	$(2,337,106)

Weighted average shares outstanding:	200,000,000

Net Loss per share - basic and diluted	$(0.01)

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

Results of Operations

Six months ended November 30, 2022 and 2021

We had no revenue for the Six months periods ended November 30, 2022 and 2021, respectively. We had no cost of revenue for the Six months periods ended November 30, 2022 and 2021, respectively. We incurred operating expenses of $13,926 and $19,938 in the Six months periods ended November 30, 2022 and 2021, respectively. Our operating expenses mainly include US counsel professional fee and transfer agent fee.

As a result, we generated net loss of $13,926 and $19,938for the Six months periods ended November 30, 2022 and 2021, respectively.

Capital Resources and Liquidity

Six months ended November 30, 2022 and 2021

Cash Used in Operating Activities

For the Six months periods ended August 31, 2022 and 2021, the Company had cash used in operating activities in the amount of $18,073 and $13,054, respectively, which were primarily due to net loss for the period, and accounts payable and accrued liabilities.

Cash Provided by Financing Activities

For the Six months periods ended November 30, 2022 and 2021, the Company realized cash provided by financing activities in the amount of $18,073 and $12,850, respectively, which was advances from our CEO for working capital purposes.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of November 30, 2022, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: February 21, 2023	By:	/s/ Zhang Guowei
Zhang Guowei
Chief Executive Officer
Chief Financial Officer

