Form 10-Q
period 2023-02-28
SavMobi Technology Inc.
filed 2023-04-21
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 16, 2023, 1,061,900,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

SAVMOBI TECHNOLOGY, INC. (AKA JINGBO TECHNOLOGY, INC.)

BALANCE SHEETS

(Unaudited)

	February 28, 2023	May 31, 2022
	$	$
Assets
Current assets
Cash and cash equivalents	321,289	106,542
Restricted cash	9,784	2,245
Accounts receivable	733,864	355,598
Inventories	137,251	78,995
Amounts due from related parties	16,000	16,000
Prepaid expenses and other current assets	3,920,552	6,329,690
Total current assets	5,138,740	6,889,070

Non-current assets
Plant and equipment, net	6,989,891	6,956,399
Intangible assets, net	16,455	13,282
Operating lease Right-of-use assets, nets, net	393,801	946,296
Other non-current assets	3,509,881	3,552,736
Total non-current assets	10,910,028	11,468,713
Total Assets	16,048,768	18,357,783

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payables	908,572	585,134
Advances from customers	33,965	20,400
Other current payables	4,378,674	1,627,733
Taxes payable	23,512	19,427
Amounts due to related parties	1,006,697	390,077
Operating lease liabilities, current	138,799	637,110
Total current liabilities	6,490,219	3,279,881

Non-current liabilities
Long-term loan	31,048,021	33,211,152
Operating lease liabilities, non-current	209,581	300,438
Total non-current liabilities	31,257,602	33,511,590
Total Liabilities	37,747,821	36,791,471

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 75,000,000 shares authorized, 61,900,000 share issued and outstanding as of February 28, 2023 and May 31, 2022, respectively)	61,900	61,900
Additional paid-in capital	9,474,336	9,474,336
Retained earnings	(30,285,124)	(26,355,961)
Accumulated other comprehensive income	(265,037)	(987,312)
Total shareholders’ equity	(21,013,925)	(17,807,037)
Non-controlling interest	(685,128)	(626,651)
Total (Deficit) Equity	(21,699,053)	(18,433,688)

Total Liabilities and (Deficit) Equity	16,048,768	18,357,783

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY, INC. (AKA JINGBO TECHNOLOGY, INC.)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2023	Three months ended February 28, 2022	Nine months ended February 28, 2023	Nine months ended February 28, 2022
	$	$	$	$
Net revenues	1,055,174	933,405	2,543,042	2,584,085
Cost of revenues	(920,203)	(1,258,523)	(3,004,777)	(3,526,424)
Gross income/(loss)	134,971	(325,118)	(461,735)	(942,339)

Operating expenses:
Selling and marketing expenses	(45,945)	(128,315)	(346,530)	(391,365)
General and administrative expenses	(1,204,588)	(995,295)	(3,528,549)	(2,754,400)
Research and development expenses	(59,892)	(213,199)	(327,671)	(513,759)
Impairment reversal/(loss)	736,981	(2,689)	748,521	(609,851)
Total operating expenses	(573,444)	(1,339,498)	(3,454,229)	(4,269,375)

Operating loss	(438,473)	(1,664,616)	(3,915,964)	(5,211,714)

Interest income	116	1,367	279	2,497
Other income/(expense)	2,901	(6,022)	(74,436)	(16,780)
Total other income/(expenses)	3,017	(4,655)	(74,157)	(14,283)

Income before income tax expense	(435,456)	(1,669,271)	(3,990,121)	(5,225,997)
Income tax expense	(20)	-	(39)	-
Net loss	(435,476)	(1,669,271)	(3,990,160)	(5,225,997)

Other comprehensive loss:
Foreign current translation income/(loss)	(202,969)	(160,644)	724,795	253,151
Total comprehensive loss	(638,445)	(1,829,915)	(3,265,365)	(4,972,846)

Net loss attributable to:
Owners of the Company	(422,236)	(1,580,162)	(3,929,163)	(5,044,328)
Non-controlling interest	(13,240)	(89,109)	(60,997)	(181,669)
	(435,476)	(1,669,271)	(3,990,160)	(5,225,997)
Total comprehensive loss attributable to:
Owners of the Company	(615,330)	(1,698,979)	(3,206,888)	(4,754,348)
Non-controlling interest	(23,115)	(130,936)	(58,477)	(218,498)
	(638,445)	(1,829,915)	(3,265,365)	(4,972,846)

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY, INC. (AKA JINGBO TECHNOLOGY, INC.)

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(Unaudited)

				Additional		Other	Total
	Common Stock		Contributed	Paid In	Retained	Comprehensive	Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, May 31, 2021	61,900,000	61,900	2,409,659	114,197	(19,728,067)	(1,878,363)	(19,020,674)	(372,081)	(19,392,755)
Net income	-	-	-	-	(5,044,328)	-	(5,044,328)	(181,669)	(5,225,997)
Additional paid-in capital	-	-	6,521,665	-	-	-	6,521,665	-	6,521,665
Foreign currency translation adjustments	-	-	-	-	-	289,980	289,980	(36,829)	253,151
Capital contribution	-	-	-	20,000	-	-	20,000	-	20,000
Balance at, February 28, 2022	61,900,000	61,900	8,931,324	134,197	(24,772,395)	(1,588,383)	(17,233,357)	(590,579)	(17,823,936)

Balance at, May 31,2022	61.900.000	61,900	-	9,474,336	(26,355,961)	(987,312)	(17,807,037)	(626,651)	(18,433,688)
Net income	-	-	-	-	(3,929,163)	-	(3,929,163)	(60,997)	(3,990,160)
Additional paid-in capital	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	722,275	722,275	2,520	724,795
Capital contribution	-	-	-	-	-	-	-	-	-
Balance at, February 28, 2023	61.900.000	61,900	-	9,474,336	(30,285,124)	(265,037)	(21,013,925)	(685,128)	(21,699,053)

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY, INC. (AKA JINGBO TECHNOLOGY, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended February 28, 2023	Nine Months Ended February 28, 2022
	$	$

Loss from operations before taxation	(3,990,160)	(5,225,997)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	765,174	1,141,874
Depreciation of right-of-use assets	516,741	511,093
Changes in operating assets and liabilities
Accounts receivable	(392,964)	(123,852)
Inventories	(61,466)	(45,708)
Prepaid expenses and other current assets	2,166,269	(2,249,779)
Accounts payable	346,182	96,430
Advance from customers	839,023	(7,379,421)
Other current payables	(91,388)	(26,966)
Taxes payable	4,852	(7,320)
Other non-current assets	(130,067)	220,705
Net cash used in operating activities	(27,804)	(13,088,941)

Cash flows from investing activities
Repaid for right-of-use assets	(553,832)	(170,348)
Proceeds from sale of property and equipment	336,089	927,727
Purchase of property and equipment	(1,361,981)	(2,562,382)
Proceed from sale of intangible assets	(13,816)	13,803
Purchase of long-term investment	-	(20,000)
Net cash used in investing activities	(1,593,540)	(1,811,200)

Cash flows from financing activities
Amount due to related party	632,211	(58,686)
Repayments of short-term borrowings	-	(187,167)
Proceeds from long-term borrowings	1,814,795	8,262,916
Repayments of long-term borrowings	(598,825)	-
Proceeds from paid in capital	-	6,944,130
Net cash provided by financing activities	1,848,181	14,961,193

Effect of exchange rate changes on cash and cash equivalents	(4,551)	2,226

Net increase of cash and cash equivalents	222,286	63,278

Cash and cash equivalents–beginning of year	108,787	135,903

Cash and cash equivalents–end of year	331,073	199,181

Supplementary cash flow information:
Interest received	279	2,497

The accompanying notes are an integral part of these unaudited financial statements.

SAVMOBI TECHNOLOGY, INC. (AKA JINGBO TECHNOLOGY, INC.)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On March 6, 2015, SAVMOBI TECHNOLOGY, INC. (aka JINGBO TECHNOLOGY, INC.), formerly known as SavMobi Technology Inc. (“the Company”, “we”, “us” or “our”), was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

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

On June 8, 2022, three (3) shareholders ofthe Company, including Chen Xinxin, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock ofthe Company, which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

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

On December 15, 2022, Savmobi Technology, Inc. (“SVMB,”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingpo Ecological Technology Co. The Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingpo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

Zhejiang Linglingyi Network Technology Co. (“Linglingyi”) was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications.

Liangshan Tongfu Technology Co. (“Liangshan”) was incorporated on November 13, 2018. On September 29, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses.

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications.

Haikou Zhuyi Technology Co. (“Haikou”) was incorporated on May 9, 2022 which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Yibin Huibo Technology Co. (“Yibin”) was incorporated on July 4, 2019, which is 80% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Xide Zhuyi Technology Co. (“Xide”) was incorporated on October 14, 2021, which is 67% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Hubei Tongpo Parking Management Co. (“Tongpo”) was incorporated on November 4, 2020, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Zhuyi Technology (Taining) Co. (“Taining”) was incorporated on May 18, 2021, which is 72% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE”s) and VIE’s subsidiaries.

On March 8, 2023, SVMB changed its name to SAVMOBI TECHNOLOGY, INC. (aka JINGBO TECHNOLOGY, INC.)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements include the balances and results of operations of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”) and in conformity with generally accepted accounting principles in the U.S. (“US GAAP”).

The accompanying financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance operations primarily through long-term loans. Hangzhou Zhuyi entered into loan agreements with Beijing Zhibo Innovation Technology Co., Ltd (“Beijing Zhibo”). A three-year agreement was signed on September 20, 2019. The agreement started on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. On August 30, 2022, Beijing Zhibo renewed this agreement for another three years with interest rate decreased to 3% per year. Both parties agreed there would be no repayment of principle or interests for the first 24 months. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contract started. Principle was RMB 22,000,000 (USD$3,302,098). On January 10, 2023, Beijing Zhibo extended this agreement to September 30, 2025 with the interest rate being 3% per year. Payments for principle and interest are not required until Oct, 2024. On November, 30, 2022, the combined outstanding balance of these loans was RMB 234,301,035 (USD $31,048,021). On January 15, Beijing Zhibo was restructured and these loans were transferred to and replaced by previous creditors of Beijing Zhibo with the original terms unchanged.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on the Company’s ability to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America. The Company maintains its general ledger and journals with the accrual method accounting.

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

Business Combination and non-controlling interests

The Company accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 — “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers, liabilities incurred by the Company and equity instruments issued by the Company. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive loss.

In a business combination achieved in stages, the Company re-measures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition date fair value and the re-measurement gain or loss, if any, is recognized in the consolidated statements of comprehensive loss.

For the Company’s majority-owned subsidiaries, non-controlling interests are recognized to reflect the portion of their equity which is not attributable, directly or indirectly, to the Company.

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

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified. No allowance for doubtful accounts was made for the period ended February 28, 2023.

Inventories

Inventories solely consist of consumable parts for sales are stated at the lower of cost or market value. Consumable parts for sales costs include: materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

Plant and equipment

An item of plant and equipment is stated at cost less any accumulated depreciation and any accumulated allowance for decrease in value (if any).

The cost of an item of plant and equipment comprises its purchase price, import duties and non-refundable purchase taxes (after deducting trade discounts and rebates) and any costs directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. These can include the initial estimate of costs of dismantling and removing the item, and restoring the site on which it is located, the obligation for which an entity incurs either when the item is acquired or as a consequence of having used the item during a particular period.

The cost of replacing part of plant and equipment is included in the carrying amount of the asset when it is probable that future economic benefits will flow to the Company and the carrying amount of those replaced parts is derecognized. Repairs and maintenance are charged to the statement of income during the financial period in which they are incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. The Company’s typically applies a salvage value of 0%. The estimated useful lives of the plant and equipment are as follows:

Furniture, fixtures and office equipment	3-5 years
Building	20 years
Vehicles	4-5 years
Car park facilities	2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of plant and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the period and year ended February 28, 2023 and May 31, 2022

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Leases

Leases are classified at the inception date as either a finance lease or an operating lease. As the lessee, a lease is a finance lease if any of the following conditions exists: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the asset’s estimated remaining economic life, or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased asset to the lessor at the inception date.

All other leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis over the periods of their respective leases. Operating leases (with an initial term of more than 12 months) are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities (current), and operating lease liabilities (non-current) in the balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company utilizes a market-based approach to estimate the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company reviews its lease for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of lease; such as an evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of lease in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the lease to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets

Value added tax (“VAT”)

The Company is subject to value-added tax (“VAT”) for providing services and sales of products. Revenue from providing services and sales of products is generally subject to VAT at applicable tax rates, and subsequently paid to PRC tax authorities after netting input VAT on purchases. The excess of output VAT over input VAT is reflected in accrued expenses and other payables. The Company reports revenue net of PRC’s VAT for all the periods presented in the Consolidated Statements of Operations and Comprehensive Loss.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	02282023	05312022
Period and year end RMB: US$ exchange rate	6.9325	6.6624
Period and annual average RMB: US$ exchange rate	6.9176	6.4310

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

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

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Other income and other expenses

Other income and other expenses are recognized on an accrual basis in accordance with the substance of the relevant agreements.

Cost of revenues

Cost of revenues consists of the outsourced services, including platform storage, maintenance and development, provided by a service provider on monthly basis.

Advertising

All advertising costs are expensed as incurred.

Research and development

All advertising costs are expensed as incurred.

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

NOTE 3 TRADE RECEIVABLES

The Company does not provide any credit terms to its customers for smart parking. Cash will be collected by the exit of parking lots. The Company provides one to three months credits term for customers purchasing parking equipment.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

	February 28, 2023 (Unaudited)	May 31, 2022 (Unaudited)
Prepayment (a)	1,381,116	2,874,771
Deposit	729,607	653,538
Loan receivable (b)	917,484	2,067,575
Advances to employees	529,652	421,501
Other	165,453	212,062
VAT	197,240	100,243
	3,920,552	6,329,690

(a)	Prepayment mainly included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of May 31, 2022.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

NOTE 5 PROPERTY AND EQUIPMENT

	As of
	February 28, 2023 (Unaudited)	May 31, 2022 (Unaudited)
	$	$
Cost
Furniture, fixtures and office equipment	989,648	1,039,335
Building (a)	4,424,598	4,502,229
Vehicles	126,455	98,523
Car park facilities	3,228,761	3,310,905
Construction in progress	1,172,031	363,367
	9,941,493	9,314,359

Less: accumulated depreciation	(2,951,602)	(2,357,960)
Property and equipment, net	6,989,891	6,956,399

(a)	Address of the building is Building B8, China Zhigu Fuchun, Yinhu Village, Shoujiang town, Fuyang District, China

NOTE 6 INTANGIBLE ASSETS

	February 28, 2023 (Unaudited)	May 31, 2022 (Unaudited)
	$	$
Purchased software	29,259	16,100
	29,259	16,100

Less: accumulated amortization	(12,804)	(2,818)
Intangible assets, net	16,455	13,282

NOTE 7 RIGHT-OF-USE ASSETS

$
Cost
At May 31, 2022 (Unaudited)	2,218,295
Additions during the period	-
Effects of currency translation	(86,418)
At February 28, 2023 (Unaudited)	2,131,877

Accumulated depreciation
At May 31,2022 (Unaudited)	1,271,999
Depreciation during the period	515,630
Effects of currency translation	(49,553)
At February 28, 2023 (Unaudited)	1,738,076

Net book value
At May 31, 2022 (Unaudited)	946,296
At February 28, 2023 (Unaudited)	393,801

Right of use assets consisted of 16 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and eight years with the earliest start date being January 8, 2019.

NOTE 8 OTHER NON-CURRENT ASSETS

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of May 31, 2022.

NOTE 9 OTHER PAYABLES AND ACCRUALS

	February 28, 2023	May 31, 2022
	$	$
Accrued payroll and welfare payables	180,862	283,082
Deposit	9,532	9,891
Loans payable	2,956,715	507,388
Advanced to employees	76,553	75,048
Other (a)	1,155,012	752,324
	4,378,674	1,627,733

(a)	Other mainly included collection of parking fees on behalf of a third party.

NOTE 10 RELATED PARTY TRANSACTIONS

(a) The Company had the following balances due to and due from related parties:

At February 28, 2023 and May 31, 2022, the Company owed funds to the following related parties:

	February 28, 2023	May 31.2022	Relationship

Intellegence Triumph Holdings Limited	5,000	5,000	Former shareholder
Virtue Victory Holdings Limited	5,200	5,200	Former shareholder
Strength Union Holdings Limited	5,800	5,800	Former shareholder

At February 28, 2023 and May 31, 2022, the Company owned funds from the following related parties:

	February 28, 2023	May 31.2022	Relationship

Guowei Zhang	1,005,197	390,077	President of the Company
Xinxin Chen	1,500	-	Shareholder
Beijing Zhibo Innovation Technology Co., Ltd.	-	33,211,152	An entity which Guowei Zhang is a major shareholder

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

Hangzhou Zhuyi entered into loan agreements with Beijing Zhibo Innovation Technology Co., Ltd (Beijing Zhibo). A three-year agreement was signed on September 20, 2019. The agreement started on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. On August 30, 2022, Beijing Zhibo renewed this agreement for another three years with interest rate decreased to 3% per year. Both parties agreed there would be no repayment of principle or interests for the first 24 months. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contract started. Principle was RMB 22,000,000 (USD$3,302,098). On January 10, 2023, Beijing Zhibo extended this agreement to September 30, 2025 with the interest rate being 3% per year. Payments for principle and interest are not required until Oct, 2024. On November, 30, 2022, the combined outstanding balance of these loans was RMB 234,301,035 (USD $31,048,021). On January 15, Beijing Zhibo was restructured and these loans were transferred to and replaced by previous creditors of Beijing Zhibo with the original terms unchanged.

During the nine months ended February 28, 2023, the Company borrowed from related parties of $616,620.

NOTE 11 INCOME TAX

United States of America

The Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets from the 35% to 21% tax rate. The Company is registered in the State of Nevada and is subject to United States of America tax law.

BVI

The Company’s BVI subsidiary is not subject to income or capital gains taxes under the current laws of the BVI. In addition, dividend payments are not subject to withholdings tax in the BVI.

Hong Kong

On March 21, 2018, the Hong Kong Legislative Council passed The Inland Revenue (Amendment) (No. 7) Bill 2017 (the “Bill”) which introduces the two-tiered profits tax rates regime. The Bill was signed into law on March 28, 2018 and was announced on the following day. Under the two-tiered profits tax rates regime, the first 2 million Hong Kong Dollar (“HKD”) of profits of the qualifying group entity will be taxed at 8.25%, and profits above HKD 2 million will be taxed at 16.5%. The Company’s Hong Kong subsidiaries did not have assessable profits that were derived in Hong Kong for the nine months ended February 28, 2023 and the year ended May 31, 2022. Therefore, no Hong Kong profit tax has been provided for the nine months ended February 28, 2023 and the year ended May 31, 2022.

PRC

The Company’s PRC subsidiaries are subject to the PRC Enterprise Income Tax Law (“EIT Law”) and are taxed at the statutory income tax rate of 25%, unless otherwise specified.

Income tax expense (benefits)

	February 28, 2023	May 31, 2022
	(Unaudited)	(Unaudited)
	$	$
Loss before tax	(3,990,121)	(6,627,893)
Tax credit calculated at statutory tax rate	(997,530)	(1,723,721)
Effect of different tax rates	17,832	1,721
Deferred tax asset not recognized during the period	4,987,690	8,618,604
Income tax expenses	39	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets.

NOTE 12 LONG-TERM BORROWINGS

Hangzhou Zhuyi entered into loan agreements with Beijing Zhibo Innovation Technology Co., Ltd (Beijing Zhibo). A three-year agreement was signed on September 20, 2019. The agreement started on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. On August 30, 2022, Beijing Zhibo renewed this agreement for another three years with interest rate decreased to 3% per year. Both parties agreed there would be no repayment of principle or interests for the first 24 months. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contract started. Principle was RMB 22,000,000 (USD$3,302,098). On January 10, 2023, Beijing Zhibo extended this agreement to September 30, 2025 with the interest rate being 3% per year. Payments for principle and interest are not required until Oct, 2024. On November, 30, 2022, the combined outstanding balance of these loans was RMB 234,301,035 (USD $31,048,021). On January 15, Beijing Zhibo was restructured and these loans were transferred to and replaced by previous creditors of Beijing Zhibo with the original terms unchanged.

NOTE 13 LEASES

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 16 agreements for renting offices, warehouses and parking lots. As of February 28, 2023, the Company has $ 393,801 of right-of-use assets, $ 138,799 in current operating lease liabilities and $ 209,581 in non-current operating lease liabilities.

Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to the Company over terms similar to the lease terms.

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of February 28, 2023	As of May 31, 2022
	(Unaudited)	(Unaudited)
	$	$
Within 1 year	592,070	658,774
After 1 year but within 5 years	230,589	321,294
Total lease payments	822,659	980,068

Less: imputed interest	(474,279)	(42,520)
Total lease obligations	348,380	937,548
Less: current obligations	(138,799)	(637,110)
Long-term lease obligations	209,581	300,438

NOTES 14 NON-CONTROLLING INTERESTS (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of May 31, 2022 and 2021, respectively.

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	10%	10%
NCI balances	(607,690)	(572,223)	(16,332)	(16,157)	(15,823)	(12,186)	(43,899)	(25,911)	(1,384)	(174)	(685,128)	(626,651)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122
Non-current assets	459,318	708,532	-	-	54,556	68,075	178,960	230,103	58,356	89,143	751,190	1,095,853
Current assets	767,594	578,305	1,612	2,231	22,008	11,287	58,214	23,313	212,069	103,544	1,061,497	718,680
Current liabilities	(665,179)	(563,582)	(73,190)	(78,897)	(119,306)	(113,808)	(64,153)	(37,110)	(10,720)	(117,146)	(932,548)	(910,543)
Non-current liabilities	(117,896)	(127,000)	-	-	-	-	(7,975)	(20,787)	(10,976)	(11,022)	(136,847)	(158,809)
Net assets	443,837	596,255	(71,578)	(76,666)	(42,742)	(34,446)	165,046	195,519	248,729	64,519	743,292	745,181

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122	022823	053122
Net Assets	443,837	596,255	(71,578)	(76,666)	(42,742)	(34,446)	165,046	195,519	248,729	64,519	743,292	745,181
Less: Zhuyi capital and additional paid-in capital	(2,101,930)	(2,101,930)	-	-	-	-	(310,895)	(303,483)	(271,698)	(65,935)	(2,684,523)	(2,471,348)

Less: OCI	(91,217)	(114,166)	(5,041)	(2,060)	(2,603)	(1,240)	(5,468)	7,713	9,308	(162)	(95,021)	(109,915)
Accumulated Deficits	(1,749,310)	(1,619,841)	(76,619)	(78,726)	(45,345)	(35,686)	(151,317)	(100,251)	(13,661)	(1,578)	(2,036,252)	(1,836,082)
Accumulated Deficits attributable to NCI	(557,272)	(534,548)	(15,324)	(15,745)	(14,964)	(11,777)	(42,368)	(28,071)	(1,366)	(158)	(651,294)	(590,299)
Plus: OCI attributable to NCI	(30,418)	(37,675)	(1,008)	(412)	(859)	(409)	(1,531)	2,160	(18)	(16)	(33,834)	(36,352)
NCI balances	(607,690)	(572,223)	(16,332)	(16,157)	(15,823)	(12,186)	(43,899)	(25,911)	(1,384)	(174)	(685,128)	(626,651)

NOTES 15 RESERVES

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the year ended May 31, 2022 and 2021, the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

NOTES 16 QUANTITATIVE QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

A.	Credit risk

The Company’s deposits are with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss if the banks become insolvent.

Accounts receivable are typically unsecured and are derived from revenues earned from customers in the PRC. The credit risk with respect to account receivables is mitigated by credit control policies we carry out with respect to our customers and our ongoing monitoring process of outstanding balances.

B.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

C.	Interest risk

The Company is subject to interest rate risk when long term loans become due and require refinancing.

NOTE 17 – SUBSEQUENT EVENTS

There is no subsequent events occurred that would require recognition or disclosure in the financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

On March 6, 2015, SAVMOBI TECHNOLOGY, INC. (aka JINGBO TECHNOLOGY, INC.), formerly known as SavMobi Technology Inc. (“the Company”, “we”, “us” or “our”), was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

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

On June 8, 2022, three (3) shareholders ofthe Company, including Chen Xinxin, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of the Company, which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

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

On December 15, 2022, Savmobi Technology, Inc. (“SVMB,”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingpo Ecological Technology Co. The Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingpo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

Zhejiang Linglingyi Network Technology Co. (“Linglingyi”) was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications.

Liangshan Tongfu Technology Co. (“Liangshan”) was incorporated on November 13, 2018. On September 29, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses.

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications.

Haikou Zhuyi Technology Co. (“Haikou”) was incorporated on May 9, 2022 which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Yibin Huibo Technology Co. (“Yibin”) was incorporated on July 4, 2019, which is 80% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Xide Zhuyi Technology Co. (“Xide”) was incorporated on October 14, 2021, which is 67% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Hubei Tongpo Parking Management Co. (“Tongpo”) was incorporated on November 4, 2020, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Zhuyi Technology (Taining) Co. (“Taining”) was incorporated on May 18, 2021, which is 72% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE”s) and VIE’s subsidiaries.

On March 8, 2023, SVMB changed its name to SAVMOBI TECHNOLOGY, INC. (aka JINGBO TECHNOLOGY, INC.)

Results of Operations

Three months ended February 28, 2023 and 2022

Revenue

The Company generated $1,055,174 for the three months ended February 28, 2023 compared to $933,405 for the three months ended February 28, 2022. Revenue mainly comprised of parking fee. Revenue generated over these two periods was very similar. The Company operated in normal circumstances.

Cost of Revenues

During the three months ended February 28, 2023, the Company incurred $920,203 in cost of revenue compared to $1,258,523 during the three months ended February 28, 2022. Cost of revenues mainly consisted of rent, depreciation and salary expenses. The decrease in costs of revenues was mainly due to a decrease in depreciation and salary expenses.

Gross income/loss

Gross income was $134,971 for the three months ended February 28, 2023 compared to gross loss of $325,118 for the three months ended February 28, 2022. The gross income for the three months ended February 28, 2023 was contributed by the significant decrease in cost of revenues.

Selling and marketing expenses

During the three months ended February 28, 2023, we incurred selling and marketing expenses of $45,945 compared to $128,315 during the three months ended February 28, 2022. Selling and marketing expenses mainly included salary expenses, business hospitality expenses and office expenses. The increase in selling and marketing expenses was primarily due to an increase in salary expenses and travelling expenses.

General and administrative expenses

During the three months ended February 28, 2023, we incurred general and administrative expenses of $1,204,588 compared to $995,295 during the three months ended February 28, 2022. General and administrative expenses mainly consisted of salary expenses, business hospitality expenses and office expenses. The increase in general and administrative expenses was mainly contributed by an increase in salary expenses and business hospitality expenses.

Research and development expenses

During the three months ended February 28, 2023, we incurred research and development expenses of $59,892 compared to $213,199 for the three months ended February 28, 2022. R&D expenses mainly included salary expenses. The decrease in R&D expenses was due to a decrease in salary expenses and depreciation expenses.

Net loss

As a result of foregoing, the net loss for the three months ended February 28, 2023 and 2022 was $435,476 and $1,669,271, respectively.

For the nine months ended February 28, 2023 and 2022

Revenue

The Company generated $2,543,042 for the nine months ended February 28, 2023 compared to $2,584,085 for the nine months ended February 28, 2022. Revenue mainly comprised of parking fee. Revenue generated over the two periods was very similar. The Company operated in normal circumstances.

Cost of Revenues

During the nine months ended February 28, 2023, the Company incurred $3,004,777 in cost of revenue compared to $3,526,424 during the nine months ended February 28, 2022. Cost of revenues mainly consisted of rent, depreciation, salary and maintenance expenses. The decrease in cost of revenues was primarily due to a decrease in depreciation and salary expenses.

Gross loss

Gross loss was $461,735 for the nine months ended February 28, 2023 compared to $942,339 for the nine months ended February 28, 2022.

Selling and marketing expenses

During the nine months ended February 28, 2023, we incurred selling and marketing expenses of $346,530 compared to $391,365 during the nine months ended February 28, 2022. Selling and marketing expenses mainly included salary expenses, travelling expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily due to a decrease in salary expenses and travelling expenses.

General and administrative expenses

During the nine months ended February 28, 2023, we incurred general and administrative expenses of $3,528,549 compared to $2,754,400 during the nine months ended February 28, 2022. General and administrative expenses mainly consisted of depreciation and amortization, salary expenses and office expenses. The growth in general and administrative expenses was mainly contributed by an increase in office expenses.

Research and development expenses

During the nine months ended February 28, 2023, we incurred research and development expenses of $327,671 compared to $513,759 for the nine months ended February 28, 2022. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was due to a decrease in depreciation expenses.

Net loss

As a result of foregoing, the net loss for the nine months ended February 28, 2023 and 2022 was $3,990,160 and $5,225,997, respectively.

Capital Resources and Liquidity

Working capital	February 28, 2023	May 31, 2022
Total current assets	$5,138,740	$6,889,070
Total current liabilities	6,490,219	3,279,881
Working capital surplus/(deficit)	$(1,351,479)	$3,609,189

Total deficit for the nine-month period ended February 28, 2023 was $1,351,479 compared to a surplus of $3,609,189 for the year ended May 31, 2022. To date, we have financed our operations primarily from long-term loans.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Nine months ended February 28, 2023 and 2022

	Nine Months Ended February 28,
	2023	2022
Net cash used in operating activities	$(27,804)	$(13,088,941)
Net cash used in investing activities	(1,593,540)	(1,811,200)
Net cash provided by financing activities	1,848,181	14,961,193
Effect of exchange rate changes on cash and cash equivalents	(4,551)	2,226
Net increase in cash and cash equivalents	222,286	63,278
Cash and cash equivalents at the beginning of period	108,787	135,903
Cash and cash equivalents at the end of period	$331,073	$199,181

Cash Used in Operating Activities

For the nine months ended February 28, 2023, net cash used in operating activities was $27,804, primarily consisting of a net loss of $3,990,160, a decrease in prepaid expenses and other current assets of $2,166,269 and depreciation and amortization of $765,174, compared to $13,088,941 for the nine months ended February 28, 2022, mainly comprised of a net loss of $5,225,997 and a decrease in advance from customers of $7,379,421.

Cash Used in Investing Activities

For the nine month periods ended February 28, 2023 and 2022, net cash used in investing activities were $1,593,540 and $1,811,200, mainly including purchase of property and equipment and repayment of right-of-use assets.

Cash Provided by Financing Activities

For the nine months periods ended February 28, 2023 and 2022, net cash provided by financing activities were 1,848,181 and $14,961,193 primarily comprising advanced from directors and long term loans.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2022, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of February 28, 2023, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: April 21, 2023	By:	/s/ Zhang Guowei
Zhang Guowei
Chief Executive Officer
Chief Financial Officer

