Form 10-K
period 2023-05-31
SavMobi Technology Inc.
filed 2023-10-02
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

Commission file number: 000-56570

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $3,150,000 (computed by reference to the closing price of a share of the Company’s common stock of $0.175 on that date as reported).

As of October 2, 2023, 1,061,900,000 shares of the issuer’s common stock were issued and outstanding.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, the Company held a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking Group Limited.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence is now a wholly owned subsidiary.

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

Recent Developments

Capital Stock

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of October 2, 2023 is 1,061,900,000.

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

On December 15, 2022, Savmobi Technology, Inc. (“SVMB,” or the “Company”) entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, the Company will hold a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking Group Limited.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence is now a wholly owned subsidiary.

Intellegence completed the development of Any-e APP, the first online test parking lot was in Fuyang Traffic Police Brigade, Any-e Park APP completed online. The first smart parking projects built by Intellegence include road parking in Yinhu Science and Technology Park in Fuyang District, Hangzhou, parking in Chunqiu North Road, Fuyang District, and parking in Fuchun Street, Fuyang District. In August 2018, Any-e Park cloud platform was launched in Zengcheng District, Guangzhou for the first time. In 2019, Any-e Park, urban smart parking project signings continued. In 2020, Any-e Park, urban smart parking project landed in more than ten cities. Urban smart parking project landed in more than twenty cities; contracted more than fifty cities with more than 5000 parking lots and more than 4 million users.

Corporate Structure

Strength Union Holdings Limited
Virtue Victory Holdings Limited
Intellegence Triumph Holdings Limited
ZHANG Guowei
27.31%
24.48%
23.54%
18.83%
94.17%
SavMobi Technology Inc.
100%
Intellegence Parking Group Limited Cayman, 2022
100%
Intellegence Parking (Hong Kong) Limited. Hong Kong, 2022
Offshore
100%
Huixin Zhiying (Hangzhou) Technology Co. (WFOE) PRC, 2022
Onshore
Contractual Arrangements
Zhejiang Jingbo Ecological Technology Co. PRC, 2019
100%
Hangzhou Zhuyi Technology Co. PRC, 2017
100%
Zhuyi Technology (Anping) Co.
100%
Haikou Zhuyi Technology Co.
67%
Liangshan Tongfu Technology Co.
70%
Zhejiang Linglingyi Network Technology Co.
20%
Yibin Huibo Technology Co.
67%
Xide Zhuyi Technology Co.
100%
Hubei Tongpo Parking Management Co.
72%
Zhuyi Technology (Taining) Co.

Business Overview

Intellegence is a multinational technology company, with a smart parking application software and platform business ecosytem as its main business venture. The group company, Hangzhou Zhuyi Technology Co., Ltd. a PRC holding company, was formed on November 3, 2017 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei. The registered capital was 60 million yuan. The company is located in Building B8, China Zhigu, Fuchun Park, Hangzhou.

It specializes in smart parking projects, smart parking mobile applications and cloud platform construction innovation. Zhuyi Technology takes the smart parking scene as the entry point, integrates various parking lot resources, builds static traffic data and smart city services.

A deeply integrated digital ecological platform for city planners, parking lot operators, car owners and cooperative businesses to provide comprehensive solutions for smart parking. It also focuses on the construction of its digital platform which operates the creations and control of businesses, assists the construction of smart cities, and creates a bright future for smart living.

Intellegence operates facilities at Xiaoshan Airport Remote Parking Lot, Tianjin Xinhua International University, Fuyang People’s Hospital, Qilu University Hospital, Shanghai Tesco Supermarket, Hubei Huanggang Central Hospital. We also currently have eight urban parking projects.

Our Any-e Life platform covers Any-e stop smart city cloud platform, Any-e stop App., parking management system, ecosphere merchant system, information forums, Any-e purchase cloud mall, Any-e Shop VIP member hall, etc., Covering parking services, parking management, urban parking information, smart cloud e-commerce, automotive after-market merchant O2O store, car owner membership services, etc.

Any-e Shop adopts sub-chain technology and shared inclusive economy model, through WeChat’s public platform + live stream + mini programs + cloud e-commerce + advertising distribution, integrated to create a shared intelligent cloud e-commerce platform, through the conversion of public domain traffic into private domain traffic, in order to promote merchant information sharing, traffic interaction, thus forming a cloud ecological chain of resource sharing, benefit sharing and data sharing.

Intellegence believes that its Any-e Life platform provides an app that solves the difficulty of parking for drivers and car owners. You can check and reserve parking spaces, enter and exit the parking lot without delay, pay seamlessly, fees are deducted automatically. Our cloud platform includes: Parking management system, platform management system, merchant system, comprehensive city management cloud platform and other multiple management systems, fully meet the needs of each different users. We have accumulated a vast amount of user data, and can provide tailored services for each user such as online shopping; creates for e-commerce, which brings new revenue channels and sources for the platform. Intellegence has a combination of online and offline car services, covering auto repair and maintenance, auto supplies, auto body shop, modifications, car wash, and commercial business around the automotive industry. Auto finance: used cars, new car sales, auto loans, auto insurance, life insurance, etc.

Our facilities have integrated license plate recognition that includes (i) a 3-million-pixel HD license plate recognition camera, which captures clearer photos, higher license plate recognition rate; (ii) support for blue plate, yellow plate, green plate, double-layer license plate, public security, military vehicles and other license plate recognition; (iii) integrated chassis structure design, easy installation, better dustproof and waterproof effect; (iv) four by four LED display, taking into account the function and cost performance; (v) embedded license plate recognition special fill light, with its own light-sensor, automatically turns on at night, off during the day; and (vi) support for QR code cloud calls.

They also have DC brushless road gates that (i) are DC brush-less 24V motor, heat resistant, silent operation, power gate operating life span exceeds 5 million times; (ii) include digital control box, adjustable power gate speed between 1.5 - 6 seconds depends on pole length; (iii) retract upon collision, prevents tailgating, delayed automatic power-down function; (iv) self raise during malfunctions, external power supply automatically disconnects, to ensure normal passage of the lot; and (v) have red and green status lights, green light indicates open, red light indicates gate is currently closed.

Intellegence’s parking cloud platform is a one-stop-shop unified management platform for on-street parking, off-street parking, three-dimensional garage, with high- and low-level monitoring, geomagnetic, charging station and other equipment. We use an SAAS architecture cloud platform, which can achieve an all-in-one hosting platform from project creation, deployment, operation and maintenance of the whole package. Applied in the parking industry, it is most suitable for unattended parking management.

No database needed on site; the cloud platform supports a high data processing capacity up to billions. All data can be permanently stored in the cloud platform, and the platform supports one-key hot upgrade when new updates and features are released, or customized functions are upgraded. It supports cameras access to almost all current license plate recognition manufacturers on the market, does not require any technical cooperation from equipment manufacturers. There is seamless access to the parking cloud platform without replacing any hardware equipment on site. All gate control and vehicle billing are controlled by the cloud platform, the site does not need a management booth or computer, reports and real-time monitoring can be viewed in real time through the cloud. One Smart Cloud Box can access up to 48 channels of cameras, in most cases requires only one configuring box for each project. After the front-end license plate is captured, the box carries out secondary comparison by analyzing the captured photo, and once there is a camera recognition error, it can be corrected within 200ms, truly achieving 99.9% license plate recognition rate.

Intellegence expects to derive revenue from (i) both contract and partnership parking operations, and there are both city-level parking lots and single-unit projects that make profits from parking lot operations; (ii) business model design and the accumulation of platform users, we establish a platform ecosystem, realize the fundamental value of users, provide longer service span for users. Shared resources and business models for the platform merchants, provide system support for merchants to build digital operations, and help merchants to build their own digital assets; (iii) selling our parking hardware and developing software; (iv) the platform’s hardware and software systems, where we connect docking lots, and its users then assist with cash flow, even though we do not participate in the operations; and (v) the preliminary project construction and equipment installation of parking lots.

Through the development of a series of reward and incentive policies (including cash), we will carry out comprehensive marketing and resource integration with different parties such as internal branches, regional agents, various different parking lots, as well as partner merchants and VIP users. The internal marketing department is responsible for marketing support and training, and is divided into several large regions for management and layout according to national regions. Intellegence will provide regional market development by local agents in local markets, regional marketing guidelines provided by Intellegence, and our headquarters to provide support.

Parking lots are the main entrance to get users, so we should focus on the expansion of parking lot users and add a new incentive mechanism to promote parking lot users. We want to make parking lot users into assets. We intend to develop an incentive structure for the promotion of users in the ecosystem, to increase the enthusiasm of cooperating merchants to promote users, so that each cooperating merchant plays an important role in user promotion.

The Company’s bottom line subsidiaries include Zhuyi Technology (Anping) Co., a PRC company formed on May 12, 2022, which is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Haikou Zhuyi Technology Co., a PRC company which was formed on May 9, 2022 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Liangshan Tongfu Technology Co., a PRC company which was formed on November 13, 2018 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhu Zhibin; Zhejiang Linglingyi Network Technology Co., a PRC company which was formed on November 7, 2018 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Yibin Huibo Technology Co., a PRC company which was formed on July 5, 2019 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Xide Zhuyi Technology Co., a PRC company which was formed on October 14, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Hubei Tongpo Parking Management Co., a PRC company which was formed on November 4, 2020 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; and Zhuyi Technology (Taining) Co., a PRC company which was formed on May 18, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei.

Our Goals

1. Building smart digital parking cloud platform.

2. Forming a harmonious digital ecosystem around smart parking.

3. Constructing intelligent cities across the globe.

4. Creating a brighter future for smart living.

Our core goal is to integrate resources, build a platform ecosystem, users focused, achieve multi-scenario satisfaction of user needs and transactions, and become an ecological operator of smart parking digital platform.

1. Operating a parking lot: Contracting to operate a parking lot as the main business of the parking lot operators, whose main profit is parking fees. (For example, contract contractors to operate parking lots for a variety of different operations).

2. Payment: Paid smart parking as the system’s main goal. (such as ETC payment).

3. Building a platform, encourage derived businesses, integrating resources, building business circle, making rules and business model: Only by treating users as a fundamental part of the business, doing mobile application software + cloud platform + ecosystem would become our real challenge. Ultimately to establish multiple inner ecosystems and provide values to users. Establish self-sustained digital operations and open up more opportunities through our business model.

4. Equipment Sales: Mainly focus on the production and sales of equipment, simultaneously develop platform operations, the digital platform is mainly for the purpose of equipment sales, software is limited to parking management.

With the development of global economy, going abroad has become an essential step in the development process of every enterprise. In the process of globalization layout, the first phase will promote the brand in a more diversified form, focusing on the global business perspective, extending to Asian and European markets in the next three years, and then opening a global market service system.

Franchising Policies

The franchising policy mainly includes four aspects:

1. Regional Partner Policy; where regional agents need to have industry network resources, marketing team, and be able to interlock parking lots and ecosystem businesses, with a deposit of 100,000 yuan. There will be parking lot interlock incentives, merchant interlock incentives, user promotion incentives and regional market incentives.

2. Joint Parking Lot Policy; where (a) with single-operating parking lot cooperation, Intellegence invests in hardware equipment and software system, service charges are charged according to the number of channels, and parking charges are deposited into the parking lot owner’s account within 7 days, (b) contracted parking lot is paid monthly or quarterly according to the annual contract amount, and the parking lot operated by joint cooperation is paid monthly according to the contracted share ratio, (c) there are non-operating parking lot policy: Policy documents need to be issued by local government departments, and (d) urban-level parking lots are tendered or set up joint ventures according to each project, with various cooperation models such as PPP, BOT, EPC+O, etc.

3. Platform Merchant Franchising Policy; where there must a legal business license and physical store, willing to join the platform ecosystem, pre-joined merchants are free to join. The platform collects a certain percentage of service fee based on the transaction volume. Merchants who refer users can get a 5% reward for each users’ total amount spent in any of the platform’s businesses. VIP users can get a 10% reward for pre-paying their account, merchants who refer can get a 1% reward of merchants’ transaction flow in the platform.

4. VIP User Policy; where users retain VIP status once account pre-pay amount reaches 1,000 yuan, pre-paid amount can be used for parking payment, direct payment to platform merchants, and any spending in the platform online store. Users who refer VIP users can get 10% of their pre-paid amount and 5% of their referred users’ spending in the platform ecosystem, referring merchants can get 1% of their platform sales.

Market Analysis

Under the traditional parking management system, China’s parking industry has two significant problems: the shortage of parking spaces and low utilization rate. At present, the average utilization rate of parking spaces in China is about 40%, the larger the scale of the parking lot, the lower the utilization rate, such as the largest commercial complex parking lot, but the average daily utilization rate is only 37%, which is lower than the average level of other types of parking lots. Over 90% of cities in China have an overall parking utilization rate of less than 50%, and the parking utilization rate in major cities such as Beijing, Shanghai and Guangzhou is in the range of 40-50%, which is a waste of parking resources.

Under the traditional parking space management system, the degree of specialization in parking management is low, the industry is highly fragmented, and there is a lack of large specialized parking management companies. There are many types of market participants with different standards, the uneven level of control prevents the centralized management of traditional parking spaces, which further hinders the effective use of parking spaces and is not conducive to the improvement of parking space utilization.

In Beijing, there are 6,581 registered parking lots, but more than 3,000 property management companies and parking lot management companies are involved in management. The market share of parking spaces of the top four management companies only accounts for 8.5%; the market share of the top-ranked parking management company is 4.4%, and the market share of parking spaces is only 1.9%. At the same time, China’s traditional parking management system has a low level of intelligence and management method.

According to Sullivan’s data, the coverage rate of intelligent parking lots in major cities such as Beijing, Shanghai, Guangzhou and Shenzhen is less than 10%, and most domestic parking lots still adopt the traditional “card and ticket” entrance/exit management method, with manual charging as the main method. The backward management method leads to the problems of slow access, difficulty in finding parking space and difficulty in finding a car. The length of time and difficulty for car owners to find cars increases with the scale of the car park.

For example, the parking lot of commercial complex is generally large in scale and complex in structure, and the user’s search time is often 4-6 times of the average search time of other types of parking lots (residential, commercial office buildings, transportation hubs, etc.). The backward management method greatly lengthens the time of occupied parking spaces, hinders the improvement of parking space turnover rate, and even directly causes poor user parking experience.

With the problem of “difficult parking” becoming more and more prominent, the commercial and social value of the smart parking industry has also become more and more prominent. Smart parking management mode can effectively improve the utilization of parking resources, thus alleviating the problem of urban parking difficulties. It is sought after by all social forces (capital, policy, technology, users, etc.) and can promote the further development of the industry.

China’s smart parking industry has not yet issued a national unified construction standard, the construction of parking information systems in local cities across the country lacks a unified normative basis, and the smart parking systems built by various office buildings, hotels, shopping malls, and communities lack integrated planning and architecture specifications, especially for applications in commercial areas and communities, with significant differences in architecture between systems, leading to difficulties in information exchange and system integration. There are a large number of smart parking enterprises and derivatives on the market, each smart parking products and service providers is on their own, the products and systems launched are not compatible with each other. In the smart parking application field, the market is not yet standardized nationwide via a single parking app, all parking apps information is not incorporated or shared, forming many singled out information islands, which is against the original intention of revitalizing the market of smart parking. These apps also have different user experiences, which brings a lot of inconvenience to consumers, and eventually abandoned by many of them, which is not beneficial to the expansion and popularity of smart parking network.

In addition, the development of the industry is not standardized, there are some providers who do not have the resources to research, develop and provide post-sale services, who end up reducing prices to sell low-quality products. No real competing power, disrupting the market order, causing quality manufacturers a certain amount of competitive pressure, intensifying a degree of competition in the industry, which is not favorable to a healthy development of the industry.

In the past three years, internet companies have entered the smart parking industry in a big way with capital. in February 2018, Ant Group under Alibaba took a 200-million-yuan stake in J-Parking. In August of the same year, Tencent made a strategic investment in Xiamen Ketuo Co.

Internet companies have combined their advantages in artificial intelligence, mobile payment and other technologies with smart parking platforms for strategic cooperation. This strategic cooperation between internet companies and smart parking platforms has made unattended and sensor less payment the trend of industry development. The mainstream smart parking operation platform has access to Alipay, WeChat payment and other mobile payment technologies. In May 2018, Baidu and ETCP reached a strategic cooperation, through the “parking payment” page of Baidu Map or the “ETCP Parking” APP, car owners can check parking information in real time, navigate to the parking lot, and enjoy smart parking services such as electronic payment for entering and exiting the parking lot without parking, achieving a harmonious system of shared data and integrated platform.

Baidu, Ali, Tencent and other Internet giants have entered the game one after another, not only to provide a solid financial basis for the transformation of parking services, also the integration of on-line operations and smart parking, which boosts rapid and steady development of the industry, driving the industry into a new stage of development. As the head enterprises in the smart parking industry accelerate their capital operation, the industry will accelerate the pace of high-quality parking resources, and will also surge a wave of mergers and acquisitions, resulting industry integration to be further accelerated.

According to some developed countries, the ratio of car to parking spaces is 1:1.3, while the average in China is less than 1:0.5, which is a serious imbalance between supply and demand, car owners and drivers usually cannot find a parking space after driving out to the destination, due to the difficulty of finding parking spaces leading to unlawful parking, road congestion, traffic accidents and other problems, bringing concerns to the government’s urban traffic.

Analysis from the perspective of the needs of car owners and drivers: This part of the user demand we call C-end user demand, its demand for parking is extremely urgent and rigid, they hope to be able to check the availability of parking spaces near the destination in advance before leaving home, you can reserve a parking space in advance. At the same time, as car owners and drivers, they hope that the platform can provide them with more user-friendly, more detailed and comprehensive services and better experience.

Analysis from the perspective of different parking space owners and operators: They want to realize unattended and automated payments; they want to reduce operating costs and improve operational efficiency; they want to realize intelligent and digital management and turn their resources into their digital assets.

Analysis from the perspective of city planners: They want to have a software, a system and a platform to integrate the parking spaces of different property rights in the whole city, to achieve data integration and sharing, and to realize real-time data update, query, regulation and scheduling.

Analysis from the perspective of the state, to promote the industry and industrial development: The smart parking industry covers a wide range, long industry chain, the state hopes to have a comprehensive digital, industry-wide platform for industry resource integration and information sharing, in order to promote the development of the whole industry.

Competitive Advantages

We believe that Intellegence has significant advantages in terms of development strategy, technology, team, business model and capital operation. After years of cultivation and accumulation, Intellegence has its own intellectual property rights of smart parking mobile application software, parking management system, merchant system and smart parking cloud platform. We have a professional and well-structured technical team, management team, operation team, and marketing team.

Business Model

Intellegence intends to carry out software and hardware system conversion for existing parking lots, to achieve a smart, digital, platform operation, from constructing to profiting. We shall integrate resources and processing transactions by undergoing software development and using our own merchant marketing management software. The Company will operate the lots by contracting them out and profiting from the parking fees. We hope to gain revenue through the sales of various smart parking hardware, including smart car stopper, smart parking machine, smart cloud box, geomagnetic, etc. We also have E-commerce, membership, sales profit and sales commission on Any-e platform and want to utilize the platform’s database, build an O2O business model for the automotive aftermarket, which brings more opportunities, more stable and sufficient cash flow and ultimately revenue to the platform. We believe there are advantages to our partnership operation model, capital operation model, digital, ecological, and platform operation business model. Intellegence has a strong resource integration capability, from parking, car owners, online and offline merchants, industry support to O2O platform, etc. Multi-platform resource integration to open up each service channel, to achieve shared user resources in the ecosystem, to better assist each and every user.

Employees

As of May 31, 2023:

Company name	Part-time/Full-time	Number of employees
SavMobi Technology, Inc.	Full-time	4
Intellegence Parking Group Limited and its subsidiaries	Full-time	0
Zhejiang Jingbo Ecological Technology Co. and its subsidiaries	Full-time	137

We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis only on a per contract basis to be compensated directly from revenues.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company entered into 16 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and eight years with the earliest start date being January 8, 2019.

The Company purchased an office building in July,2020. Address of the building is Building B8, China Zhigu Fuchun, Yinhu Village, Shoujiang town, Fuyang District, China

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 13, 2022, a bid and an ask was initially posted.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
June 30, 2022	$1.00	$0.028
September 30, 2022	$0.15	$0.10
December 31, 2022	$1.95	$0.175
March 31, 2023	$2.30	$1.00
June 30, 2023	$3.08	$0.0251

The last reported sales price of our common stock on the OTCMarkets on September 8, 2023, was $1.50

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

Holders

As of October 2, 2023, there were 1,061,900,000 shares of common stock issued and outstanding, which were held by 15,032 stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Overview

On March 6, 2015, SavMobi Technology Inc. (“the Company”, was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

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

On June 8, 2022, three (3) shareholders of the Company, including Ma Hongyu, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of the Company, which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co. The Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingbo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

Zhejiang Linglingyi Network Technology Co. (“Linglingyi”) was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications.

Liangshan Tongfu Technology Co. (“Liangshan”) was incorporated on November 13, 2018. On October 2, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses.

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

Corporate Structure

For the Year Ended May 31, 2023 Compared to the Year Ended May 31 2022

Revenue

The Company generated $3,723,088 in revenues during the financial year ended May 31, 2023 compared to $3,563,527 during the year ended May 31, 2022. Revenue mainly comprised of parking fee. Revenue generated over the last two years was very similar. The Company operated in normal circumstances.

Cost of Revenues

During the year ended May 31, 2023, the Company incurred $4,132,481 in cost of revenues compared to $4,571,107 for the year ended May 31, 2022. Cost of revenue mainly consisted of depreciation, salary and maintenance expenses. The decrease in cost of revenues was contributed by the decrease in maintenance expenses for parking lots.

Gross loss

Gross loss was $409,393 for the year ended May 31, 2023 compared to $1,007,580 for the year ended May 31, 2022. The decrease was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the year ended May 31, 2023, we incurred selling and marketing expenses of $456,023 compared to $864,011 for the year ended May 31, 2022. Selling and marketing expenses for the year ended May 31, 2023 and 2022 mainly included salary expenses, travelling expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily due to an decrease in travelling and salary expenses. We reduced the number of staff doing promotion of our Company.

General and Administrative Expenses

During the year ended May 31, 2023, we incurred general and administrative expenses of $4,481,871 compared to $3,537,855 incurred during the year ended May 31, 2022. General and administrative expenses incurred during the year ended May 31, 2023 mainly consisted of business hospitality expenses, salary expenses and office expenses. The increase in general and administrative expenses was mainly due to the increase in business hospitality fees.

Research and development expenses

During the year ended May 31, 2023, we incurred research and development expenses of $396,849 compared to $723,668 for the year ended May 31, 2022. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed to a decrease in depreciation expenses.

Net loss

As the result of foregoing, the net loss for the years ended May 31, 2023 and 2022 was $6,783,522 and $6,894,883, respectively.

Liquidity and Capital Resources

As of May 31, 2023, the Company had total assets of $12,876,636 comprising current assets of $3,117,996 and non-current assets of $9,758,640 compared to total assets of $18,357,783 consisting of current assets of $6,889,070 and non-current assets of $11,468,713 as of May 31, 2022. The Company’s total liabilities as of May 31, 2023 were $36,764,281, which was comprised of current liabilities of $3,902,103 and non-current liabilities of $32,862,178. This compares with total liabilities of $36,791,471 as of May 31, 2022, which was comprised of current liabilities of $3,279,881 and non-current liabilities of $33,511,590.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended May 31, 2023 and 2022.

	Year Ended May 31,
	2023	2022
Net cash provided by/(used in) operating activities	102,130	(17,094,189)
Net cash (used in)/provided by investing activities	(1,614,513)	167,610
Net cash provided by financing activities	1,913,012	16,904,719
Effect of exchange rate changes on cash and cash equivalents	(15,438)	(5,256)
Net increase/(decrease) in cash and cash equivalents	385,191	(27,116)
Cash and cash equivalents at the beginning of period	108,787	135,903
Cash and cash equivalents at the end of period	493,978	108,787

Cash Flows from Operating Activities

For the year ended May 31, 2023, net cash provided by operating activities was $102,130, mainly comprised of a net loss of $6,783,522, an increase in accounts receivable of $972,009, a decrease in prepaid expenses and other current assets of $3,992,099 and depreciation and amortization expenses of $1,559,215. For the year ended May 31, 2022, net cash flows used in operating activities were $17,094,189, consisting primarily of a net loss of $6,894,883, an increase in prepaid expenses and other current assets of $5,213,847 and a decrease in accounts payable and other current liabilities of $7,551,154.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $1,614,513, mainly comprising a purchase of property and equipment of $3,801,885 and proceeds from sale of property and equipment of $2,848,949 for the year ended May 31, 2023 compared to net cash flows provided by investing activities of $167,610 for the year ended May 31, 2022 mainly comprised of an increase in loan receivable of $2,067,575, proceeds from sale of property and equipment of $938,482 and a purchase of property and equipment of $2,554,572.

Cash Flows from Financing Activities

We have financed our operations primarily from either capital contributions or financial instruments. For the year ended May 31, 2023, net cash provided by financing activities was $1,913,012 consisting mainly of proceeds from long-term borrowings of $1,814,559 and repayments of long-term borrowings of $598,748. For the year ended May 31, 2022, net cash provided by financing activities was $16,904,719 consisting primarily of proceeds from paid in capital of $7,019,564 and long-term loan of $10,166,910.

Going Concern Consideration

The ability to continue as a going concern is dependent upon long-term loans related to Shaoxing Keqiao Zhuyi Technology Co. and the director (Guowei Zhang) to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on long term loans related to Shaoxing Keqiao Zhuyi Technology Co. and the director (Guowei Zhang) to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP actual results could differ from our estimates and such differences could be material

Impact of Inflation

In accordance with the National Bureau of Statistics of China, the year-over-year percentage changes in the consumer price index for March 2019, 2020, 2021 and 2022 were 2.3%, 4.3%, 4.4% and 2%, respectively. Inflation in China has not materially affected our profitability and operating results. However, we can provide no assurance that we will be unaffected by higher inflation rates in China in the future.

Foreign Currency Exchange Rates

We are not materially affected by foreign currency exchange rates. However, it is difficult to predict how market forces, or PRC or U.S. government policy, might affect our operations. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant change in the value of the RMB against the U.S. dollar. Limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. So far, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we potentially may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, and we may not be able to successfully hedge our exposure at all. Furthermore, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
SavMobi Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SavMobi Technology Inc. (the Company) as of May 31, 2023 and 2022, and the related consolidated statement of operations and comprehensive income (loss), changes in equity, and cash flow for year ended May 31, 2023 and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the result of its operations and its cash flow for the year then ended May 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

1.	The Company conducted transactions with its related parties and affiliates during the normal course of its business in 2023. The Company has entered into a number of transactions with these related parties, including director remuneration which represented as costs and expenses to the Company. We identified the evaluation of the identification of related parties and related party transactions as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to identify related parties and related party transactions of the Company.

How the Critical Audit Matter Was Addressed in the Audit

We performed the following procedures to evaluate the identification of related parties and related party transactions by the Company:

●	Conducted background checks, and reviewed other public research sources for information related to transactions between the Company and its related parties
●	Performed confirmations for account balances with related parties
●	Reviewed transaction details in the accounts payable system for transactions with related parties
●	Examined the Company’s reconciliation of its related parties’ transactions and balances
●	Tested expenses transactions between the Company and its related parties

2.	As described in Note 3, for the fiscal years ended May 31, 2023 and 2022, the Company reported accumulated deficit of $23,887,645 and $18,433,688 and a working capital deficiency/(equity) of $784,107 and ($3,609,189), respectively. The Company’s operations are mainly funded with debt financing, which is dependent upon many external factors and may be difficult to raise when required. The Company may not have sufficient cash to fund its operations, and therefore, will require additional funding, which if not raised, may result in the delay, postponement or curtailment of some or all of its activities. Management has prepared future cash flow forecasts, which involves judgement and estimation of key variables, such as planned expenditures, future financings and market conditions.

We identified the Company’s ability to continue as a going concern as a critical audit matter because auditing the Company’s going concern assessment is complex and involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts, planned refinancing actions and other assumptions used in the Company’s going concern analysis. The Company’s ability to execute the planned refinancing actions are especially judgmental given that the global financial markets.

This matter is also described in the “Explanatory Paragraph Regarding Going Concern” section of our report.

How the Critical Audit Matter Was Addressed in the Audit

We responded to this matter by performing procedures over management’s assessment of the Company’s ability to continue as a going concern. Our audit work in relation to this included, but was not restricted to, the following:

●	We inquired with management whether there is substantial doubt regarding the Company’s ability to continue as a going concern;
●	We have received the confirmation of financial support from the long term loan creditor and company director, indicating their willingness to continue supporting the company on the next twelve months.
●	We reviewed the related financial statement disclosure in the notes to the financial statements to ensure they are adequate.

Pan-China Singapore PAC (6255)

Chartered Accountants

Singapore

October 2, 2023

We have served as the Company’s auditor since 2023

Savmobi Technology, Inc.

Consolidated Balance Sheets

As of the years ended May 31, 2023 and 2022

	May 31, 2023	May 31, 2022
	$	$
Assets
Current assets
Cash and cash equivalents	483,705	106,542
Restricted cash	10,273	2,245
Accounts receivable	409,380	355,598
Inventories	177,034	78,995
Amount due from related parties	16,000	16,000
Prepaid expenses and other current assets	2,021,604	6,329,690
Total current assets	3,117,996	6,889,070

Non-current assets
Plant and equipment, net	6,581,823	6,956,399
Intangible assets, net	15,543	13,282
Right-of-use assets	277,184	946,296
Other non-current assets	2,884,090	3,552,736
Total non-current assets	9,758,640	11,468,713

Total Assets	12,876,636	18,357,783

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payables	775,293	585,134
Advances from customers	622,069	20,400
Other current payables	1,301,624	1,627,733
Taxes payable	18,737	19,427
Amounts due to related parties	1,057,721	390,077
Operating lease liabilities, current	126,659	637,110
Total current liabilities	3,902,103	3,279,881

Non-current liabilities
Long-term loan	32,740,623	33,211,152
Operating lease liabilities	121,555	300,438
Total non-current liabilities	32,862,178	33,511,590

Total Liabilities	36,764,281	36,791,471

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 10,000,000,000 and 75,000,000 shares authorized, 1,061,900,000 and 61,900,000 share issued and outstanding as of May 31, 2023 and 2022, respectively)	1,061,900	61,900
Additional paid-in capital	8,474,336	9,474,336
Accumulated deficit	(32,751,349)	(26,355,961)
Accumulated other comprehensive income	344,031	(987,312)
Non-controlling interest	(1,016,563)	(626,651)
Total (Deficit) Equity	(23,887,645)	(18,433,688)

Total Liabilities and (Deficit) Equity	12,876,636	18,357,783

Savmobi Technology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

for the years ended May 31, 2023 and 2022

	2023	2022
	$	$
Net revenues	3,723,088	3,563,527
Cost of revenues	(4,132,481)	(4,571,107)
Gross loss	(409,393)	(1,007,580)

Operating expenses:
Tax and surcharges	(24,201)	(11,623)
Selling and marketing expenses	(456,023)	(864,011)
General and administrative expenses	(4,481,871)	(3,537,855)
Research and development expenses	(396,849)	(723,668)
Impairment losses	(922,434)	(802,773)
Total operating expenses	(6,281,378)	(5,939,930)

Operating income/(loss)	(6,690,771)	(6,947,510)

Other income (expenses):
Interest income	440	2,641
Other income/(expense)	(92,968)	49,986
Total other income and (expenses)	(92,528)	52,627

Loss before taxes from operations	(6,783,299)	(6,894,883)

Provision for income taxes	(223)	-

Net loss	(6,783,522)	(6,894,883)

Other comprehensive income:
Foreign currency translation income	1,329,565	903,470
Total comprehensive loss	(5,453,957)	(5,991,413)

Net loss attributable to :
Owners of the Company	(6,395,388)	(6,627,894)
Non-controlling interest	(388,134)	(266,989)
	(6,783,522)	(6,894,883)
Total comprehensive loss attributable to:
Owners of the Company	(5,064,045)	(5,736,843)
Non-controlling interest	(389,912)	(254,570)
	(5,453,957)	(5,991,413)
Loss per common share:
Basic and diluted	(0.01)	(0.11)

Weighted Average Number of Common Share Outstanding:
Basic and Diluted	467,379,452	61,900,000

Savmobi Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended May 31, 2023 and 2022

				Additional		Other	Total
	Common Stock		Contributed	Paid In	Retained	Comprehensive	Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, May 31, 2021	61,900,000	61,900	2,409,659	114,197	(19,728,067)	(1,878,363)	(19,020,674)	(372,081)	(19,392,755)
Net income	-	-	-	-	(6,627,894)	-	(6,627,894)	(266,989)	(6,894,883)
Additional paid-in capital	-	-	(2,409,659)	-	-	-	(2,409,659)	-	(2,409,659)
Foreign currency translation adjustments	-	-	-	-	-	891,051	891,051	12,419	903,470
Capital contribution	-	-	-	9,360,139	-	-	9,360,139	-	9,360,139
Balance at, May 31, 2022	61,900,000	61,900	-	9,474,336	(26,355,961)	(987,312)	(17,807,037)	(626,651)	(18,433,688)

Balance at, May 31,2022	61,900,000	61,900	-	9,474,336	(26,355,961)	(987,312)	(17,807,037)	(626,651)	(18,433,688)
Net income	-	-	-	-	(6,395,388)	-	(6,395,388)	(388,134)	(6,783,522)
Reverse merge	1,000,000,000	1,000,000	-	(1,000,000)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	1,331,343	1,331,343	(1,778)	1,329,565
Balance at, May 31, 2023	1,061,900.000	1,061,900	-	8,474,336	(32,751,349)	344,031	(22,871,082)	(1,016,563)	(23,887,645)

Savmobi Technology, Inc.

Consolidated Statements of Cash Flows

For the years ended May 31, 2023 and 2022

	2023	2022
	$	$
Net loss	(6,783,522)	(6,894,883)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	932,799	1,492,926
Depreciation of right-of-use assets	626,416	688,470
Bad debt expense	922,434	-
Changes in operating assets and liabilities
Accounts receivable	(972,009)	(233,293)
Inventories	(110,368)	(21,616)
Prepaid expenses and other current assets	3,992,099	(5,213,847)
Other non-current assets	423,013	480,485
accounts payable and other current liabilities	1,071,268	(7,392,431)
Net cash provided by/(used in) operating activities	102,130	(17,094,189)

Cash flows from investing activities
Loan receivable	-	2,067,575
Prepaid for right-of-use assets	(647,763)	(285,067)
Proceeds from sale of property and equipment	2,848,949	938,482
Purchase of property and equipment	(3,801,885)	(2,554,572)
Purchase of long-term investment	-	(20,000)
Purchase of intangible assets	(13,814)	-
Proceed from sale of intangible assets	-	21,192
Net cash (used in)/provided by investing activities	(1,614,513)	167,610

Cash flows from financing activities
Amount due to related party	697,201	(95,159)
Repayments of short-term borrowings	-	(186,596)
Proceeds from long-term loan	1,814,559	10,166,910
Repayments of long-term borrowings	(598,748)	-
Proceeds from paid in capital	-	7,019,564
Net cash provided by financing activities	1,913,012	16,904,719

Effect of exchange rate changes on cash and cash equivalents	(15,438)	(5,256)

Net increase/(decrease) of cash and cash equivalents	385,191	(27,116)

Cash and cash equivalents–beginning of year	108,787	135,903

Cash and cash equivalents–end of year	493,978	108,787

Supplementary cash flow information:
Interest received	440	2,641

1. Organization and Principal Activities

On March 6, 2015, SavMobi Technology Inc. (“the Company”), was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

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

On June 8, 2022, three (3) shareholders of the Company, including Ma Hongyu, Ye Caiyun, and Li Wenzhe entered into stock purchase agreements with an aggregate of five (5) non-U.S. accredited investors (the “Purchase Agreements”) to sell an aggregate of 25,095,788 shares of common stock of the Company, which represents approximately 40.54% of the issued and outstanding shares of common stock of the Company, for consideration of $250,958.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co. between November 15 and 11, 2022, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

Companies	Country/Place and date of incorporation/establishment	Percentage of direct or indirect economic benefits ownership
		May 31,
		2023	2022
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

2. Variable Interest Entities

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co., the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective Nominee Shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingbo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

Zhejiang Linglingyi Network Technology Co. (“Linglingyi”) was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications.

Liangshan Tongfu Technology Co. (“Liangshan”) was incorporated on November 13, 2018. On October 2, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses.

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

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE”s) and VIE’s subsidiaries (Collectively, the “Group”).

a. Contractual agreements with VIEs

Power of Attorney

Pursuant to the power of attorney agreements among the Wholly Foreign Owned Enterprises (“WFOE”s), the VIEs and their respective Nominee Shareholders, each Nominee Shareholder of the VIEs irrevocably undertakes to appoint the WFOE, as the attorney-in-fact to exercise all of the rights as a shareholder of the VIEs, including, but not limited to, the right to convene and attend shareholders’ meeting, vote on any resolution that requires a shareholder vote, such as appoint or remove directors and other senior management, and other voting rights pursuant to the articles of association (subject to the amendments) of the VIEs. Each power of attorney agreement is irrevocable and remains in effect as long as the Nominee Shareholder continues to be a shareholder of the VIEs. Unless otherwise required by PRC Laws, none of the VIEs or its shareholders can unilaterally terminate this agreement.

Exclusive Option Agreements

Pursuant to the exclusive option agreements among WFOEs, the VIEs and their respective Nominee Shareholders, the Nominee Shareholders granted WFOEs exclusive right to purchase, when and to the extent permitted under PRC law, all or part of the equity interests from shareholders of VIEs. The exercise price for the options to purchase all or part of the equity interests shall be the minimum amount of consideration permissible under then applicable PRC law. The agreement shall be valid until WFOEs or its designated party purchases all the shares from shareholders of VIEs. The terms of the exclusive option agreement are 10 years and can be automatically extended until such time WFOEs delivers a confirmation letter specifying the renewal term of this agreement. Unless otherwise required by PRC Laws, the VIEs or its shareholders shall not unilaterally terminate this agreement.

Exclusive Business Corporation Agreement

Pursuant to the exclusive business cooperation agreements among the WFOEs and the VIEs, respectively, the WFOEs have the exclusive right to provide the VIEs with services related to, among other things, comprehensive technical support, professional training, consulting services, trademark and copyright of system,. Without prior written consent of the WFOEs, the VIEs agree not to directly or indirectly accept the same or any similar services provided by any others regarding the matters ascribed by the exclusive business cooperation agreements. The VIEs agree to pay the WFOEs services fees, which shall be determined by the WFOEs. The WFOEs have the exclusive ownership of intellectual property rights created as a result of the performance of the agreements. The agreements shall remain effective except that the WFOEs are entitled to terminate the agreements in writing. Unless otherwise required by PRC Laws, the VIEs shall not unilaterally terminate this agreement.

Equity Pledge Agreement

Pursuant to the equity pledge agreements among the WFOEs, the VIEs and their respective Nominee Shareholders, the Nominee Shareholders of the VIEs pledged all of their respective equity interests in the VIEs to the WFOEs as collaterals for performance of the obligations of the VIEs and their Nominee Shareholders under the exclusive business cooperation agreements, the power of attorney agreements, and the exclusive option agreements. The Nominee Shareholders of the VIEs also undertake that, during the term of the equity pledge agreements, unless otherwise approved by the WFOEs in writing, they will not transfer the pledged equity interests or create or allow any new pledge or other encumbrance on the pledged equity interests. These equity pledge agreements remain in force until VIEs and their respective Nominee Shareholders discharge all their obligations under the contractual agreements.

Spousal Consent Letter

Pursuant to the spousal consent letters, the spouses of some of the individual Nominee Shareholders of the VIEs unconditionally and irrevocably agree that the equity interest in the VIEs held by and registered in the name of his or her respective spouse will be disposed of pursuant to the relevant exclusive business cooperation agreements, equity pledge agreements, the exclusive option agreements and the power of attorney agreements, without his or her consent. In addition, each of them agrees not to assert any rights over the equity interest in the VIEs held by their respective spouses. In addition, in the event that any of them obtains any equity interest in the VIEs held by their respective spouses for any reason, such spouses agree to be bound by similar obligations and agreed to enter into similar contractual arrangements.

b. Risks in relation to the VIE structure

On March 15, 2019, the National People’s Congress adopted the Foreign Investment Law of the PRC, which became effective on January 1, 2020, together with their implementation rules and ancillary regulations. The Foreign Investment Law does not explicitly classify contractual arrangements as a form of foreign investment, but it contains a catch-all provision under the definition of “foreign investment”, which includes investments made by foreign investors through means stipulated in laws or administrative regulations or other methods prescribed by the State Council. It is unclear whether the Group’s corporate structure will be seen as violating the foreign investment rules as the Group is currently leveraging the contractual arrangements to operate certain business in which foreign investors are prohibited from or restricted to investing. If variable interest entities fall within the definition of foreign investment entities, the Group’s ability to use the contractual arrangements with its VIEs and the Group’s ability to conduct business through the VIEs could be severely limited.

If the PRC government otherwise finds that the Group in violation of any existing or future PRC laws or regulations or lacks the necessary permits or licenses to operate the business, the Group’s relevant PRC regulatory authorities could:

● revoke the business licenses and/or operating licenses of the Group’s PRC entities;

● impose fines;

● confiscate any income that they deem to be obtained through illegal operations, or impose other requirements with which the Group may not be able to comply;

● discontinue or place restrictions or onerous conditions on the Group’s operations;

● place restrictions on the right to collect revenues;

● require the Group to restructure ownership structure or operations, including terminating the contractual agreements with the VIEs and deregistering the equity pledges of the VIEs, which in turn would affect the ability to consolidate the financial results of and derive economic interests from the VIEs and their subsidiaries;

● restrict or prohibit the use of the proceeds from financing activities to finance the business and operations of the VIEs and their subsidiaries; or

● take other regulatory or enforcement actions that could be harmful to the Group’s business.

The imposition of any of these penalties may result in a material and adverse effect on the Group’s ability to conduct the Group’s business. In addition, if the imposition of any of these penalties causes the Group to lose the rights to direct the activities of the VIEs or the right to receive its economic benefits, the Group would no longer be able to consolidate the VIEs. The management believes that the likelihood for the Group to lose such ability is remote based on current facts and circumstances. However, the interpretation and implementation of the laws and regulations in the PRC and their application to an effect on the legality, binding effect and enforceability of contracts are subject to the discretion of competent PRC authorities, and therefore there is no assurance that relevant PRC authorities will take the same position as the Group herein in respect of the legality, binding effect and enforceability of each of the contractual arrangements. Meanwhile, since the PRC legal system continues to rapidly evolve, it may lead to changes in PRC laws, regulations and policies or in the interpretation and application of existing laws, regulations and policies, which may limit legal protections available to the Group to enforce the contractual arrangements should the VIEs or the Nominee Shareholders of the VIEs fail to perform their obligations under those arrangements. The enforceability, and therefore the benefits, of the contractual agreements between the Company and the VIEs depend on Nominee Shareholders enforcing the contracts. There is a risk that Nominee shareholders of VIEs, who in some cases are also shareholders of the Company may have conflict of interests with the Company in the future or fail to perform their contractual obligations. Given the significance and importance of the VIEs, there would be a significant negative impact to the Company if these contracts were not enforced.

The Group’s operations depend on the VIEs to honor their contractual agreements with the Group. The Company’s ability to direct activities of the VIEs that most significantly impact their economic performance and the Company’s right to receive the economic benefits that could potentially be significant to the VIEs depend on the authorization by the shareholders of the VIEs to exercise voting rights on all matters requiring shareholder approval in the VIEs. The Company believes that the agreements on authorization to exercise shareholder’s voting power are enforceable against each party thereto in accordance with their terms and applicable PRC laws or regulations currently in effect and the possibility that it will no longer be able to consolidate the VIEs as a result of the aforementioned risks and uncertainties is remote.

c. Summary of financial information of the Group’s VIEs (inclusive of VIE’s subsidiaries)

The following tables set forth the financial statement balances and amounts of the VIEs and their subsidiaries included in the condensed consolidated financial statements after the elimination of intercompany balances and transactions among VIEs and their subsidiaries within the Group.

The consolidated financial statements of the Group’s VIEs have been audited by filing the Form 8-K for the year ended May 31, 2022.

	May 31, 2023	May 31, 2022 (Audited)
	$	$
Cash and cash equivalents	401,984	106,542
Restricted cash	10,273	2,245
Accounts receivable	409,380	355,598
Inventories	177,034	78,995
Prepaid expenses and other current assets	2,045,736	6,353,787
Plant and equipment, net	6,581,823	6,956,399
Intangible assets, net	15,543	13,282
Right-of-use assets	277,184	946,296
Other non-current assets	2,884,090	3,552,736
Total Assets	12,803,047	18,365,880
Accounts payables	749,226	565,067
Advances from customers	622,069	20,400
Other current payables	1,300,969	1,627,732
Taxes payable	18,737	19,427
Amounts due to related parties	540,897	394,077
Operating lease liabilities, current	126,659	637,110
Long-term loan	32,740,623	33,211,152
Operating lease liabilities	121,555	300,438
Total Liabilities	36,220,735	36,775,403
Total (Deficit) Equity of VIEs	(23,417,688)	(18,409,523)
Total Liabilities and (Deficit) Equity of VIEs	12,803,047	18,365,880

	May 31, 2023	May 31, 2022 (Audited)
	$	$
Net revenues	3,723,088	3,563,527
Cost of revenues	(4,132,481)	(4,571,107)
Gross loss	(409,393)	(1,007,580)
Total costs and expenses	(5,835,586)	(5,860,705)
Operating income/(loss)	(6,244,979)	(6,868,285)
Total other income and (expenses)	(92,528)	52,627
Loss before taxes from operations	(6,337,507)	(6,815,658)
Provision for income taxes	(223)	-
Net loss	(6,337,730)	(6,815,658)
Net loss attributable to VIEs	(5,949,596)	(6,548,669)

	Year Ended May 31,
	2023	2022 (Audited)
Net cash provided by/(used in) operating activities	541,233	(17,047,129)
Net cash (used in)/provided by investing activities	(1,614,513)	187,610
Net cash provided by financing activities	1,392,188	16,838,474
Effect of exchange rate changes on cash and cash equivalents	(15,438)	(5,256)
Net increase in cash and cash equivalents	303,470	(26,301)
Cash and cash equivalents at the beginning of period	108,787	135,088
Cash and cash equivalents at the end of period	412,257	108,787

3. Summary of Significant Accounting Policies

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

The Company incurred net loss of $6,783,522 during the year ended May 31, 2023. As of May 31, 2023, the Company had total deficit of $23,887,645 and had net cash provided by operating activities of $102,130. The Company incurred net loss of $6,894,883 during the year ended May 31, 2022. As of May 31, 2022, the Company had total deficit of $18,433,688 and had net cash used in operating activities of $17,094,189.

The ability to continue as a going concern is dependent upon long-term loans related to Shaoxing Keqiao Zhuyi Technology Co. and the director (Guowei Zhang) to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on long term loans related to Shaoxing Keqiao Zhuyi Technology Co. and the director (Guowei Zhang) to meet obligations as they become due and to obtain additional equity or alternative financing required to fund operations until sufficient sources of recurring revenues can be generated. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America. The Company maintains its general ledger and journals with the accrual method accounting.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Business Combination and Non-controlling Interests

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, SVMB will hold a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking Group Limited.

SVMB and Intellegence consolidated the financial statements through common control. As a result, the Company measured the recognized assets and liabilities combined at their historical cost at the acquisition date. The difference between consideration paid and assets and liabilities received are presented as a component of equity and additional paid-in-capital.

Zhejiang Jingbo Ecological Technology and Hangzhou Zhuyi, Linglingyi, Lingshan, Anping, Haikou, Yibin, Xide Tongpo and Taining consolidated the financial statements through acquisition.

Jingbo accounts for its business combinations using the acquisition method of accounting in accordance with ASC 805 — “Business Combinations”. The cost of an acquisition is measured as the aggregate of the acquisition date fair value of the assets transferred to the sellers, liabilities incurred by Jingbo and equity instruments issued by Jingbo. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured separately at their fair values as of the acquisition date, irrespective of the extent of any non-controlling interests. The excess of (i) the total costs of acquisition, fair value of the non-controlling interests and acquisition date fair value of any previously held equity interest in the acquiree over (ii) the fair value of the identifiable net assets of the acquiree is recorded as goodwill. If the cost of acquisition is less than the fair value of the net assets of the subsidiary acquired, the difference is recognized directly in the consolidated statements of comprehensive loss.

In a business combination achieved in stages, Jingbo re-measures the previously held equity interest in the acquiree immediately before obtaining control at its acquisition date fair value and the re-measurement gain or loss, if any, is recognized in the consolidated statements of comprehensive loss.

The consolidated financial statements include the financial statements of Jingbo its subsidiaries, the VIEs and VIE’s subsidiaries for which the Company is considered the ultimate primary beneficiary for accounting purposes.

A subsidiary is an entity in which the Company directly or indirectly controls more than one half of the voting power, has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of notes at the meeting of the board of directors or to govern the financial and operating policies of the investee under a statute or agreement among the shareholders or equity holders.

A VIE is an entity in which the Company’s subsidiary, through contractual agreements, has the power to direct activities of the VIEs that most significantly impact their economic performance, and has the right to receive economic benefits from the VIEs that could potentially be significant to them, and therefore the Company is considered the ultimate primary beneficiary of the entity for accounting purposes.

All transactions and balances among the Company, its subsidiaries, the VIEs and VIEs’ subsidiaries have been eliminated upon consolidation. The results of subsidiaries and VIEs acquired or disposed of during the year are recorded in the consolidated statements of comprehensive loss from the effective dates of acquisition or up to the effective dates of disposal, as appropriate.

Segment Reporting

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The CODM, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as certain members of the Company’s management team, including the chief executive officer (“CEO”).

The Company has organized operations into three different areas: (1) parking fee, (2) sales of parking lot equipment, and (3) other services. As the parking fee and sales of parking lot equipment are of the same nature, CODM accesses that there is only one operating segment which is car parking income.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An expected credit loss is made when collection of the full amount is no longer probable. Bad debts are written off against expected credit loss allowances.

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

Depreciation is provided over their estimated useful lives, using the straight-line method. The estimated useful lives of the plant and equipment are as follows:

Furniture, fixtures and office equipment	3-5 years
Building	20 years
Vehicles	4-5 years
Project facilities	2-5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of plant and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the years ended May 31, 2023 and 2022.

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

	05312023	05312022
Year end RMB: US$ exchange rate	7.1100	6.6624
Annual average RMB: US$ exchange rate	6.9185	6.4310

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Income recognition

Recognition of Revenue

Revenue is reported net of business taxes and VAT. The Company’s main income is from parking fee.

Revenue is recognized when services are rendered. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

(i) identification of the services in the contract;

(ii) determination of whether the services are performance obligations, including whether they are distinct in the context of the contract;

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

Advertising

All advertising costs are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

Income taxes

Income tax expense comprises current and deferred taxation and is recognized in profit or loss except to the extent that it relates to items recognized directly in other comprehensive income or equity, in which case it is recognized directly in other comprehensive income or equity. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to tax payable with respect to previous periods.

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company accounts for uncertain tax positions by reporting a liability for uncertain tax positions taken or expected to be taken in a tax return. Tax benefits are recognized from uncertain tax positions when the Company believes that it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expenses.

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.
●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. This Accounting Standards Update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual rights to receive cash. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The adoption does not have a significant impact on the Company’s financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

4. Trade Receivables

The Company does not provide any credit terms to its customers for smart parking. Cash will be collected by the exit of parking lots. The Company provides one to three months credits term for customers purchasing parking equipment.

5. Prepaid Expenses and Other Current Assets

	May 31, 2023	May 31, 2022
Prepayment	591,277	2,382,151
Prepayment for rental (a)	438,256	492,620
Deposit	366,478	653,538
Loan receivable (b)	342,882	2,067,575
Advances to employees	125,508	421,501
Other	157,164	212,062
VAT	39	100,243
	2,021,604	6,329,690

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of May 31, 2023.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.
37

6. Property and Equipment

	Furniture, fixtures and office equipment	Building	Vehicles	Project Facilities	Construction in progress	Total
Cost
At May 31,2022	1,039,335	4,502,229	98,523	3,310,905	363,367	9,314,359
Additions during the year	52,184	224,289	31,747	423,639	3,070,025	3,801,884
Disposals during the year	(64,146)	-	-	(488,218)	(2,420,288)	(2,972,652)
Effects of currency translation	(65,102)	(289,453)	(7,058)	(206,680)	(40,374)	(608,667)
At May 31,2023	962,271	4,437,065	123,212	3,039,646	972,730	9,534,924

Accumulated depreciation
At May 31,2022	826,668	384,736	74,237	1,072,319	-	2,357,960
Depreciation during the year	170,668	225,509	38,397	453,284	-	887,858
Disposals during the year	(38,773)	-	-	(84,931)	-	(123,704)
Effects of currency translation	(55,589)	(30,293)	(5,707)	(77,424)	-	(169,013)
At May 31,2023	902,974	579,952	106,927	1,363,248	-	2,953,101

Net book value
At May 31,2022	212,667	4,117,493	24,286	2,238,586	363,367	6,956,399
At May 31,2023	59,297	3,857,113	16,285	1,676,398	972,730	6,581,823

(a) Address of the building is Building B8, China Zhigu Fuchun, Yinhu Village, Shoujiang town, Fuyang District, China

7. Intangible Assets

Cost
At May 31,2022	16,100
Additions during the year	13,443
Disposals during the year	-
Effects of currency translation	(1,014)
At May 31,2023	28,529
Accumulated depreciation
At May 31,2022	2,818
Depreciation during the year	10,245
Disposals during the year	-
Effects of currency translation	(77)
At May 31,2023	12,986
Net book value
At May 31,2022	13,282
At May 31,2023	15,543

8. Right-of-use Assets

$
Cost
At May 31, 2022	2,218,295
Additions during the year	39,995
Write-off during the year	-
Effects of currency translation	(99,645)
At May 31, 2023	2,118,650

Accumulated depreciation
At May 31,2022	1,271,999
Depreciation during the year	649,538
Write-off during the year	-
Effects of currency translation	(80,071)
At May 31, 2023	1,841,466

Net book value
At May 31, 2022	946,296
At May 31, 2023	277,184

Right of use assets consisted of 16 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and eight years with the earliest start date being January 8, 2019.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of May 31, 2023.

10. Other payables and Accruals

	May 31, 2023	May 31, 2022
	$	$
Accrued payroll and welfare payables	338,657	283,082
Deposit	27,194	9,891
Loans payable	344,585	507,388
Advanced to employees	70,305	75,048
Other (a)	520,883	752,323
	1,301,624	1,627,732

(a)	Other mainly included collection of parking fees on behalf of a third party.

11. Related Party Transactions

(a) The Company had the following balances due to and due from related parties:

At May 31, 2023 and May 31, 2022, the Company owned funds from the following related parties:

	May 31.2023	May 31.2022	Relationship

Intellegence Triumph Holdings Limited	5,000	5,000	Former shareholder
Virtue Victory Holdings Limited	5,200	5,200	Former shareholder
Strength Union Holdings Limited	5,800	5,800	Former shareholder

At May 31, 2023 and May 31, 2022, the Company owed funds to the following related parties:

	May 31, 2023	May 31.2022	Relationship

Guowei Zhang	1,056,221	394,077	President of the Company
Xinxin Chen	1,500	-	Former shareholder
Shaoxing Keqiao Zhuyi Technology Co., Ltd	32,740,623	-	An entity controlled by a shareholder
Beijing Zhibo Innovation Technology Co., Ltd.	-	33,211,152	An entity which Guowei Zhang is a major shareholder

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2023, the Company borrowed from related parties of $713,753 and made repayments to related parties of $16,552. During the year ended May 31, 2022, the Company borrowed from related parties of $11,814,399 and made repayments to related parties of $1,373,587.

As of May 31, 2022, the outstanding balance of long-term loans was RMB 221,267,008.77 (USD$33,211,152). It consisted of two loans related to Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”). The Company entered into a three year loan on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of May 31, 2022, outstanding balances of the first and second loans were RMB 201,909,728.77 (USD$30,305,855) and RMB 19,357,280 (USD$2,905,297), respectively.

Zhibo extended the above contracts to September 30, 2025 when they expired in 2022. Repayments and interest expenses are not required until September 30, 2024. Interest expenses calculated on an annual rate of 3% will be paid monthly from 1 October, 2024. Principle will be fully repaid upon maturity.

Due to business restructure, Zhibo was deregistered at the beginning of 2023. Before deregistration, on January 15, 2023, Zhibo transferred the debts to a number of companies/partnerships with the clauses unchanged. The table below set forth the amount transferred to each Zhibo’s creditor as of January 15, 2023.

Transferee	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	5,327,769
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	6,118,143
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	1,329,162
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	281,294
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	717,300
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	562,588
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	64,482
Total	234,289,035.38	32,952,046

For helping the Company consolidate debts and providing financial support to the Company, Shaoxin Keqiao Zhuyi Technology Co., Ltd., whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxin Keqiao Zhuyi Technology Co., Ltd., outstanding balances were offset in part or in full if the transferees were our current debtors.

The below table shows the movements of loans before the transfers and the final amounts being transferred.

Transferor	Balance as at January 15, 2023 (RMB)	Offset (RMB)	Increase (RMB)	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	-	-	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	-	-	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	-	-	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	-	-	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	-	8,652,951.79	46,533,386.81	6,544,780
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	-	6,427,428.49	8,427,428.49	1,185,292
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	(2,309,273.07)	4,734,492.66	45,925,219.59	6,459,243
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	(9,450,338.82)	-	-	-
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	(5,100,000.00)	-	-	-
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	(4,000,000.00)	-	-	-
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	(458,469.12)	-	-	-
Total	234,289,035.38	(21,318,081.01)	19,814,872.94	232,785,827.31	32,740,623

12. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	May 31, 2023	May 31, 2022
	$	$
Loss before tax	(6,783,299)	(6,894,883)
Tax credit calculated at statutory tax rate	(1,695,825)	(1,723,721)
Effect of different tax rates	17,832	1,721
Deferred tax asset not recognized during the year	1,678,216	1,722,000
	223	-

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Deferred tax assets have not been recognised in respect of these items because it is not probable that future taxable profits will be available against which the Company can utilise the benefits.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets.

13. Long-term Borrowings

As of May 31, 2022, the outstanding balance of long-term loans was RMB 221,267,008.77 (USD$33,211,152). It consisted of two loans related to Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”). The Company entered into a three year loan on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of May 31, 2022, outstanding balances of the first and second loans were RMB 201,909,728.77 (USD$30,305,855) and RMB 19,357,280 (USD$2,905,297), respectively.

Zhibo extended the above contracts to September 30, 2025 when they expired in 2022. Repayments and interest expenses are not required until September 30, 2024. Interest expenses calculated on an annual rate of 3% will be paid monthly from 1 October, 2024. Principle will be fully repaid upon maturity.

Due to business restructure, Zhibo was deregistered at the beginning of 2023. Before deregistration, on January 15, 2023, Zhibo transferred the debts to a number of companies/partnerships with the clauses unchanged. The table below set forth the amount transferred to each Zhibo’s creditor as of January 15, 2023.

Transferee	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	5,327,769
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	6,118,143
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	1,329,162
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	281,294
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	717,300
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	562,588
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	64,482
Total	234,289,035.38	32,952,046

For helping the Company consolidate debts and providing financial support to the Company, Shaoxin Keqiao Zhuyi Technology Co., Ltd., whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxin Keqiao Zhuyi Technology Co., Ltd., outstanding balances were offset in part or in full if the transferees were our current debtors.

The below table shows the movements of loans before the transfers and the final amounts being transferred.

Transferor	Balance as at January 15, 2023 (RMB)	Offset (RMB)	Increase (RMB)	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	-	-	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	-	-	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	-	-	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	-	-	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	-	8,652,951.79	46,533,386.81	6,544,780
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	-	6,427,428.49	8,427,428.49	1,185,292
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	(2,309,273.07)	4,734,492.66	45,925,219.59	6,459,243
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	(9,450,338.82)	-	-	-
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	(5,100,000.00)	-	-	-
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	(4,000,000.00)	-	-	-
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	(458,469.12)	-	-	-
Total	234,289,035.38	(21,318,081.01)	19,814,872.94	232,785,827.31	32,740,623

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 16 agreements for renting offices, warehouses and parking lots. As of May 31, 2023, the Company has $277,184 of right-of-use assets, $126,659 in current operating lease liabilities and $121,555 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of May 31, 2023	As of May 31, 2022
	$	$
Within 1 year	136,710	658,774
After 1 year but within 5 years	127,793	321,294
Total lease payments	264,503	980,068

Less: imputed interest	(16,289)	(42,520)
Total lease obligations	248,214	937,548
Less: current obligations	(126,659)	(637,110)
Long-term lease obligations	121,555	300,438

15. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of May 31, 2023 and 2022 respectively.

	Liangshan		Yibin		Xide		Taining		Anping		Total
	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	10%	10%
NCI balances	(864,174)	(572,223)	(19,951)	(16,157)	(64,157)	(12,186)	(66,755)	(25,911)	(1,526)	(174)	(1,016,563)	(626,651)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Anping		Total
	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122
Non-current assets	391,073	708,532	-	-	49,521	68,075	153,693	230,103	-	89,143	594,287	1,095,853
Current assets	102,279	578,305	1,617	2,231	9,276	11,287	23,567	23,313	1	103,544	136,740	718,680
Current liabilities	(748,450)	(563,582)	(86,863)	(78,897)	(238,248)	(113,808)	(91,047)	(37,110)	-	(117,146)	(1,164,608)	(910,543)
Non-current liabilities	(60,039)	(127,000)	-	-	-	-	(6,551)	(20,787)	-	(11,022)	(66,590)	(158,809)
Net assets	(315,137)	596,255	(85,246)	(76,666)	(179,451)	(34,446)	79,662	195,519	1	64,519	(500,171)	745,181

	Liangshan		Yibin		Xide		Taining		Anping		Total
	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122	053123	053122
Net Assets	(315,137)	596,255	(85,246)	(76,666)	(179,451)	(34,446)	79,662	195,519	1	64,519	(500,171)	745,181
Less: Zhuyi capital and additional paid-in capital	(2,101,930)	(2,101,930)	-	-	-	-	(310,895)	(303,483)	(16,551)	(65,935)	(2,429,376)	(2,471,348)
Less: OCI	(100,820)	(114,166)	(7,255)	(2,060)	(7,482)	(1,240)	(3,589)	7,713	646	(162)	(118,500)	(109,915)
Accumulated Deficits	(2,517,887)	(1,619,841)	(92,501)	(78,726)	(186,933)	(35,686)	(234,822)	(100,251)	(15,904)	(1,578)	(3,048,047)	(1,836,082)
Accumulated Deficits attributable to NCI	(830,903)	(534,548)	(18,500)	(15,745)	(61,688)	(11,777)	(65,750)	(28,071)	(1,590)	(158)	(978,431)	(590,299)
Plus: OCI attributable to NCI	(33,271)	(37,675)	(1,451)	(412)	(2,469)	(409)	(1,005)	2,160	64	(16)	(38,132)	(36,352)
NCI balances	(864,174)	(572,223)	(19,951)	(16,157)	(64,157)	(12,186)	(66,755)	(25,911)	(1,526)	(174)	(1,016,563)	(626,651)

16. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the year ended May 31, 2023 and 2022 the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

17. Quantitative and Qualitative Disclosure about Market Risks

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

C.	Interest risk

The Company is subject to interest rate risk when long term loans become due and require refinancing.

D.	Sensitivity analysis

The long-term loans are free of interest for the first 32 months however if interest were to charge at an annual rate of 4%, interest expense would be $1.3 million per year. The Company adopts 4% as an annual interest rate based on the China LPR announced on May 22, 2023 with an adjustment to loan terms. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $32,371 per year.

18. Significant Events

By the end of May 31, 2023, the Company has entered into four contracts with four agents allowing them to use our software application to parking lots in the cities that are specified in the contracts for collecting parking fees. Royalty fees will be charged to these agents. The manual of the application was delivered to these agents in June, 2023. The Company expects to receive royalty fee from the third quarter.

19. Subsequent Events

The Company has performed an evaluation of subsequent events through October 2, 2023, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

20. Comparative figure

SVMB consolidated financial statements for the year ended May 31, 2022 are not audited. Figures consolidated up to Zhejiang Jingbo Ecological Technology Co. have been audited which have been marked as audited in the Summary of financial information of the Group’s VIEs (inclusive of VIE’s subsidiaries) under the Variable Interest Entities section. There is no significant difference between Zhejiang Jingbo Ecological Technology Co.’s audited figures and SVMB’s pro-forma figures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data.

See above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of May 31,2023.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of May 31, 2023 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d- 15(f) under the Exchange Act) during the fiscal year ended May 31, 2023.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons

Zhang Guowei was appointed Chairman of the Board and the sole officer and director of SVMB on June 8, 2022. Guowei Zhang is the current Chief Executive Officer of Intellegence.

Name	Age	Position(s)
Guowei Zhang#	42	CEO, CFO and Director
Hongwei Li#	36	Director
Xiujuan Chen#	49	Director
Chuchu Zhang#	26	Director

# Appointed on January 5, 2023

Guowei Zhang, age 42, Chief Executive Officer, Chief Financial Officer, and Director, has been an officer at Hangzhou Zhuyi Technology Co. since May 2017. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019. Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei attended Zhejiang Open University.

In 2017, Mr Zhang founded Hangzhou Zhuyi Technology Co. He invested to develop smart parking APP – Any-e Park and organized numerous parking lots based on the need of the APP’s scenarios together with shareholders and partners. In order to meet the requirements of parking lots, he developed an intelligent management system, an unattended system, and a charging system for parking lots. Since Any e-Park needs more information and data of urban public parking lots, he also led the development of the urban smart parking cloud platform to meet the data needs of city managers for urban public parking lots. In the process of upgrading the intelligent parking lots and expanding the operation business, a series of intelligent parking software and hardware products have been developed successively, and various profit models have been formulated for the development of the company. Later, Zhang founded Jingbo Ecological Technology Co.

Hongwei Li, age 36, Director, has been the supply chain manager of Zhejiang Renlv World Technology Development Co. since 2017 and is familiar with the supply chain process and e-commerce procurement. He has the strong capabilities of supply chain management, team management, and business development.

Xiujuan Chen, age 49, Director, has been the Operating President of Hangzhou Jizhong Ecological Technology Co., Ltd. since 2018.

Chuchu Zhang, age 26, Director, graduated from the University of Sheffield with a master’s degree in management. After graduation, she started served as the general manager of Zhonggu Zongguan Business Development (Hangzhou) Co., Ltd. in September 2020. She is responsible for project planning, on-site coordination, and tracking of delivery issues.

Director Independence

None of our directors qualified as an “independent director” under the rules of NASDAQ, Marketplace Rule 4200(a).

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Audit Committee

We do not presently have an audit committee. Our Board of Directors currently acts as our nominating committee.

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

Item 11. Executive Compensation.

Summary Compensation Table

SavMobi Technology Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception (March 6, 2015) through May 31, 2023.

Executive Compensation

The table below sets forth the positions and compensations for the sole officer and director of SVMB for the year ended May 31, 2023, and for the officers and directors of Intellegence from inception through May 31, 2023. All those active directors listed below were appointed on January 5, 2022.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

Chief Executive Officer and Chairman	Guowei Zhang	2023	$12,977	$0	$0	$0
		2022	$15,691	$0	$0	$0
Director	Hongwei Li	2023	$0	$0	$0	$0
		2022	$0	$0	$0	$0
Director	Chuchu Zhang	2023	$0	$0	$0	$0
		2022	$0	$0	$0	$0
Director	Xiujuan Chen	2023	$0	$0	$0	$0
		2022	$0	$0	$0	$0
Former Sole Officer and	Ma Hongyu	2023	$0	$0	$0	$0
Director		2022	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted awards stock, performance or other equity incentives during the fiscal year ended May 31, 2023 and May 31, 2022.

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

No fees have been paid to directors of the Company to date.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of May 31, 2023.

Name	Number of Shares of Common Stock	Percentage	Address
Guowei Zhang	200,000,000	18.83%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Hongwei Li	290,000,000	27.31%	Building C1, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Chuchu Zhang	260,000,000	24.48%	Room 1704, Unit 2, Building C-14, Zhonghai Huanyutianxia, Qianmo Road, Xixing Street, Binjiang District, Hangzhou City, Zhejiang Province
Xiujuan Chen	250,000,000	23.54%	No. 1129, Yunji Road, Keqiao, Shaoxing, Zhejiang
(All officers and directors as a group (4 people))	1,000,000,000	94.17%

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 1,061,900,000 shares of common stock to be outstanding.

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

The Company had the following balances due to and due from related parties:

At May 31, 2023 and May 31, 2022, the Company owned funds from the following related parties:

	May 31.2023	May 31.2022	Relationship

Intellegence Triumph Holdings Limited	5,000	5,000	Former shareholder
Virtue Victory Holdings Limited	5,200	5,200	Former shareholder
Strength Union Holdings Limited	5,800	5,800	Former shareholder

At May 31, 2023 and May 31, 2022, the Company owed funds to the following related parties:

	May 31, 2023	May 31.2022	Relationship

Guowei Zhang	1,056,221	394,077	President of the Company
Xinxin Chen	1,500	-	Former shareholder
Shaoxing Keqiao Zhuyi Technology Co., Ltd	32,740,623	-	An entity controlled by a shareholder
Beijing Zhibo Innovation Technology Co., Ltd.	-	33,211,152	An entity which Guowei Zhang is a major shareholder

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

During the year ended May 31, 2023, the Company borrowed from related parties of $713,753 and made repayments to related parties of $16,552. During the year ended May 31, 2022, the Company borrowed from related parties of $11,814,399 and made repayments to related parties of $1,373,587.

As of May 31, 2022, the outstanding balance of long-term loans was RMB 221,267,008.77 (USD$33,211,152). It consisted of two loans related to Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”). The Company entered into a three year loan on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of May 31, 2022, outstanding balances of the first and second loans were RMB 201,909,728.77 (USD$30,305,855) and RMB 19,357,280 (USD$2,905,297), respectively.

Zhibo extended the above contracts to September 30, 2025 when they expired in 2022. Repayments and interest expenses are not required until September 30, 2024. Interest expenses calculated on an annual rate of 3% will be paid monthly from 1 October, 2024. Principle will be fully repaid upon maturity.

Due to business restructure, Zhibo was deregistered at the beginning of 2023. Before deregistration, on January 15, 2023, Zhibo transferred the debts to a number of companies/partnerships with the clauses unchanged. The table below set forth the amount transferred to each Zhibo’s creditor as of January 15, 2023.

Transferee	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	5,327,769
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	6,118,143
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	1,329,162
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	281,294
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	717,300
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	562,588
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	64,482
Total	234,289,035.38	32,952,046

For helping the Company consolidate debts and providing financial support to the Company, Shaoxin Keqiao Zhuyi Technology Co., Ltd., whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxin Keqiao Zhuyi Technology Co., Ltd., outstanding balances were offset in part or in full if the transferees were our current debtors.

The below table shows the movements of loans before the transfers and the final amounts being transferred.

Transferor	Balance as at January 15, 2023 (RMB)	Offset (RMB)	Increase (RMB)	Transferred amounts (RMB)	Transferred amounts (USD)
Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership)	30,000,000.00	-	-	30,000,000.00	4,219,409
Hangzhou Chuangzhu Enterprise Management Partnership (Limited Partnership)	10,097,186.49	-	-	10,097,186.49	1,420,139
Hangzhou HongKuo Enterprise Management Partnership (Limited partnership)	41,802,605.93	-	-	41,802,605.93	5,879,410
Hangzhou Hongying Enterprise Management Partnership (Limited Partnership)	10,000,000.00	-	-	10,000,000.00	1,406,470
Hangzhou Liujin Enterprise Management Partnership (Limited Partnership)	37,880,435.02	-	8,652,951.79	46,533,386.81	6,544,780
Hangzhou Liujin Enterprise Management Partnership Co., Ltd.	2,000,000.00	-	6,427,428.49	8,427,428.49	1,185,292
Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership)	43,500,000.00	(2,309,273.07)	4,734,492.66	45,925,219.59	6,459,243
Hangzhou Zhusheng Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Zhuyuan Enterprise Management Partnership (Limited Partnership)	20,000,000.00	-	-	20,000,000.00	2,812,940
Hangzhou Jizhong Ecological Technology Co., Ltd.	9,450,338.82	(9,450,338.82)	-	-	-
Hangzhou Renyigou E-Commerce Co., Ltd.	5,100,000.00	(5,100,000.00)	-	-	-
Hangzhou Yixin Supply Chain Management Co., Ltd.	4,000,000.00	(4,000,000.00)	-	-	-
Hangzhou Zhizhu Parking Co., Ltd.	458,469.12	(458,469.12)	-	-	-
Total	234,289,035.38	(21,318,081.01)	19,814,872.94	232,785,827.31	32,740,623

Item 14. Principal Accountant Fees and Services.

Fees paid to Auditors

Audit Fees

During fiscal years ended May 31, 2023 and 2022, we incurred approximately $120,000 and $14,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our May 31, 2023 and 2022 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

EXHIBIT INDEX

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAVMOBI TECHNOLOGY, INC.

Dated: October 2, 2023	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 2, 2023	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

