Form 10-Q
period 2023-08-31
SavMobi Technology Inc.
filed 2023-11-03
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value per share	N/A

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

As of October 4, 2023, 1,061,900,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2023 (Unaudited)	May 31, 2023 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	269,959	483,705
Restricted cash	12,171	10,273
Accounts receivable	457,057	409,380
Inventories	208,397	177,034
Amount due from related parties	16,000	16,000
Prepaid expenses and other current assets	2,385,051	2,021,604
Total current assets	3,348,635	3,117,996

Non-current assets
Plant and equipment, net	6,195,788	6,581,823
Intangible assets, net	14,734	15,543
Right-of-use assets	240,442	277,184
Other non-current assets	2,713,917	2,884,090
Total non-current assets	9,164,881	9,758,640

Total Assets	12,513,516	12,876,636

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payables	777,506	775,293
Advances from customers	3,157,940	622,069
Other current payables	1,501,849	1,301,624
Taxes payable	34,638	18,737
Amounts due to related parties	1,530,744	1,057,721
Operating lease liabilities, current	128,548	126,659
Total current liabilities	7,131,225	3,902,103

Non-current liabilities
Long-term loan	30,215,181	32,740,623
Operating lease liabilities	100,827	121,555
Total non-current liabilities	30,316,008	32,862,178

Total Liabilities	37,447,233	36,764,281

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 10,000,000,000 shares authorized, 1,061,900,000 share issued and outstanding as of August 31, 2023 and May 31, 2023, respectively)	1,061,900	1,061,900
Additional paid-in capital	8,474,336	8,474,336
Accumulated deficit	(34,244,374)	(32,751,349)
Accumulated other comprehensive income	831,793	344,031
Non-controlling interest	(1,057,372)	(1,016,563)
Total (Deficit) Equity	(24,933,717)	(23,887,645)

Total Liabilities and (Deficit) Equity	12,513,516	12,876,636

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended August 31, 2023 and 2022

	2023	2022
	$	$
Net revenues	401,904	796,377
Cost of revenues	(623,408)	(1,196,709)
Gross loss	(221,504)	(400,332)

Operating expenses:
Tax and surcharges	(2,303)	(162)
Selling and marketing expenses	(98,485)	(183,449)
General and administrative expenses	(1,076,097)	(1,603,136)
Research and development expenses	(97,906)	(6,521)
Impairment losses	(36,109)	-
Total operating expenses	(1,310,900)	(1,793,268)

Operating loss	(1,532,404)	(2,193,600)

Other income (expenses):
Interest income	158	104
Other income/(expense)	191	(63,645)
Total other income and (expenses)	349	(63,541)

Loss before taxes from operations	(1,532,055)	(2,257,141)

Provision for income taxes	-	-

Net loss	(1,532,055)	(2,257,141)

Other comprehensive income:
Foreign currency translation income	485,983	663,592
Total comprehensive loss	(1,046,072)	(1,593,549)

Net loss attributable to :
Owners of the Company	(1,493,025)	(2,240,061)
Non-controlling interest	(39,030)	(17,080)
	(1,532,055)	(2,257,141)
Total comprehensive loss attributable to :
Owners of the Company	(1,005,263)	(1,584,594)
Non-controlling interest	(40,809)	(8,955)
	(1,046,072)	(1,593,549)
Loss per common share:
Basic and diluted	(0.00)	(0.04)

Weighted Average Number of Common Share Outstanding:
Basic and Diluted	1,061,900,000	61,900,000

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSE CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended August 31, 2023 and 2022

	Common Stock		Additional Paid In	Retained	Other Comprehensive	Total Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, May 31, 2022 (Unaudited)	61,900,000	61,900	9,474,336	(26,355,961)	(987,312)	(17,807,037)	(626,651)	(18,433,688)
Net loss	-	-	-	(2,240,061)	-	(2,240,061)	(17,080)	(2,257,141)
Foreign currency translation adjustments	-	-	-	-	655,467	655,467	8,125	663,592
Balance at, August 31, 2022 (Unaudited)	61,900,000	61,900	9,474,336	(28,596,022)	(331,845)	(19,391,631)	(635,606)	(20,027,237)

Balance at, May 31,2023 (Audited)	1,061,900.000	1,061,900	8,474,336	(32,751,349)	344,031	(22,871,082)	(1,016,563)	(23,887,645)
Net loss	-	-	-	(1,493,025)	-	(1,493,025)	(39,030)	(1,532,055)
Foreign currency translation adjustments	-	-	-	-	487,762	487,762	(1,779)	485,983
Balance at, August 31, 2023 (Unaudited)	1,061,900.000	1,061,900	8,474,336	(34,244,374)	831,793	(23,876,345)	(1,057,372)	(24,933,717)

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended August 31, 2023 and 2022

	2023	2022
	$	$
Net loss	(1,532,055)	(2,257,141)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	200,156	327,944
Depreciation of right-of-use assets	31,331	175,257
Bad debt expense	36,109	-
Changes in operating assets and liabilities
Accounts receivable	(56,485)	(37,753)
Inventories	(35,258)	(14,160)
Prepaid expenses and other current assets	(444,574)	218,849
Other non-current assets	112,177	224,958
Accounts payable and other current liabilities	2,831,776	114,597
Net cash provided by/(used in) operating activities	1,143,177	(1,247,449)

Cash flows from investing activities
Repaid for right-of-use assets	(13,881)	(23,181)
Proceeds from sale of property and equipment	154,491	56,416
Purchase of property and equipment	(100,489)	(716,112)
Net cash (used in)/provided by investing activities	40,121	(682,877)

Cash flows from financing activities
Amount due to related party	483,961	55,938
Proceeds from long-term borrowings	-	1,846,095
Repayments of long-term borrowings	(1,871,812)	-
Net cash (used in)/provided by financing activities	(1,387,851)	1,902,033

Effect of exchange rate changes on cash and cash equivalents	(7,295)	(1,109)

Net increase/(decrease) of cash and cash equivalents	(211,848)	(29,402)

Cash and cash equivalents–beginning of year	493,978	108,787

Cash and cash equivalents–end of year	282,130	79,385

Supplementary cash flow information:
Interest received	158	104

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

Companies	Country/Place and date of incorporation/establishment	Percentage of direct or indirect economic benefits ownership August 31,
		2023	2022
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

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

c. Summary of financial information of the Group’s VIEs (inclusive of VIE’s subsidiaries)

The following tables set forth the financial statement balances and amounts of the VIEs and their subsidiaries included in the condensed financial statements after the elimination of intercompany balances and transactions among VIEs and their subsidiaries within the Group.

The consolidated financial statements of the Group’s VIEs have been audited by filing the Form 10-K for the year ended May 31, 2023.

	August 31, 2023	May 31, 2023 (Audited)
	$	$
Cash and cash equivalents	251,540	401,984
Restricted cash	12,171	10,273
Accounts receivable	457,057	409,380
Inventories	208,397	177,034
Prepaid expenses and other current assets	2,409,183	2,045,736
Plant and equipment, net	6,195,788	6,581,823
Intangible assets, net	14,734	15,543
Right-of-use assets	240,442	277,184
Other non-current assets	2,713,917	2,884,090
Total Assets	12,503,229	12,803,047
Accounts payables	765,439	749,226
Advances from customers	3,157,940	622,069
Other current payables	1,501,194	1,300,969
Taxes payable	34,638	18,737
Amounts due to related parties	516,657	540,897
Operating lease liabilities, current	128,548	126,659
Long-term loan	30,215,181	32,740,623
Operating lease liabilities, non-current	100,827	121,555
Total Liabilities	36,420,424	36,220,735
Total (Deficit) Equity of VIEs	(23,917,195)	(23,417,688)
Total Liabilities and (Deficit) Equity of VIEs	12,503,229	12,803,047

	Three Months Ended August 31, 2023	Three Months Ended August 31, 2022
	$	$
Net revenues	401,904	796,377
Cost of revenues	(623,408)	(1,196,709)
Gross loss	(221,504)	(400,332)
Total costs and expenses	(764,335)	(1,779,342)
Operating loss	(985,839)	(2,179,674)
Total other income and (expenses)	349	(63,541)
Loss before taxes from operations	(985,490)	(2,243,215)
Provision for income taxes	-	-
Net loss	(985,490)	(2,243,215)
Net loss attributable to VIEs	(946,460)	(2,226,135)

	Three Months Ended August 31,
	2023	2022
Net cash provided by/(used in) operating activities	1,703,742	(1,229,376)
Net cash provided by/(used in) investing activities	40,121	(680,934)
Net cash (used in)/provided by financing activities	(1,885,114)	1,883,960
Effect of exchange rate changes on cash and cash equivalents	(7,295)	(3,052)
Net decrease in cash and cash equivalents	(148,546)	(29,402)
Cash and cash equivalents at the beginning of period	412,257	108,787
Cash and cash equivalents at the end of period	263,711	79,385

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended May 31, 2023.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the SEC on October 2, 2023. Operating results for the three months ended August 31, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending May 31, 2024.

Going Concern

The Company incurred net loss of $1,532,055 during the three months ended August 31, 2023. As of August 31, 2023, the Company had total deficit of $24,933,717 and net cash provided by operating activities of $1,143,177. The Company incurred net loss of $6,783,522 during the year ended May 31, 2023. As of May 31, 2023, the Company had total deficit of $23,887,645 and had net cash provided by operating activities of $102,130.

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

	08312023	05312023	08312022
Period/Year end RMB: US$ exchange rate	7.2582	7.1100	6.8924
Annual average RMB: US$ exchange rate	7.2005	6.9185	6.7410

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

5. Prepaid Expenses and Other Current Assets

	August 31, 2023	May 31, 2023
Prepayment	844,949	591,277
Prepayment for rental (a)	427,103	438,256
Deposit	375,976	366,478
Loan receivable (b)	331,747	342,882
Advances to employees	68,822	125,508
Other	152,870	157,164
VAT	183,584	39
	2,385,051	2,021,604

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of August 31, 2023.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress (b)	Total
Cost
At May 31,2023	962,271	4,437,065	123,212	3,039,646	972,730	9,534,924
Additions during the year	10,379	-	1,944	40,359	47,807	100,489
Disposals during the year	(16,002)	-	-	(10,613)	(149,384)	(175,999)
Effects of currency translation	(19,603)	(90,597)	(2,531)	(62,301)	(19,055)	(194,087)
At August 31,2023	937,045	4,346,468	122,625	3,007,091	852,098	9,265,327

Accumulated depreciation
At May 31,2023	902,974	579,952	106,927	1,363,248	-	2,953,101
Depreciation during the year	39,554	52,028	3,084	104,995	-	199,661
Disposals during the year	(15,202)	-	-	(6,306)	-	(21,508)
Effects of currency translation	(18,631)	(24,541)	(2,208)	(16,335)	-	(61,715)
At August 31,2023	908,695	607,439	107,803	1,445,602	-	3,069,539

Net book value
At May 31,2023	59,297	3,857,113	16,285	1,676,398	972,730	6,581,823
At August 31,2023	28,350	3,739,029	14,822	1,561,489	852098	6,195,788

(a)	Address of the building is Building B8, China Zhigu Fuchun, Yinhu Village, Shoujiang town, Fuyang District, China

(b)	The Company has 6 constructions in progress in total. 5 constructions, related to parking lots, are expected to be completed in one year. Upon completion, these constructions will be transferred to project facilities. The remaining one construction does not yet have an estimate time of completion.

7. Intangible Assets

Cost
At May 31,2023	28,529
Additions during the period	-
Disposals during the period	-
Effects of currency translation	(583)
At August 31,2023	27,946
Accumulated depreciation
At May 31,2023	12,986
Depreciation during the period	495
Disposals during the period	-
Effects of currency translation	(269)
At August 31,2023	13,212
Net book value
At May 31,2023	15,543
At August 31,2023	14,734

8. Right-of-use Assets

$
Cost
At May 31, 2023	2,118,650
Additions during the period	-
Write-off during the period	-
Effects of currency translation	(43,259)
At August 31, 2023	2,075,391

Accumulated depreciation
At May 31,2023	1,841,466
Depreciation during the period	31,331
Write-off during the period	-
Effects of currency translation	(37,848)
At August 31, 2023	1,834,949

Net book value
At May 31, 2023	277,184
At August 31, 2023	240,442

Right of use assets consisted of 16 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and eight years with the earliest start date being January 8, 2019.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of August 31, 2023.

10. Other payables and Accruals

	August 31, 2023	May 31, 2023
	$	$
Accrued payroll and welfare payables	462,164	338,657
Deposit	26,904	27,194
Loans payable	337,550	344,585
Other (a)	675,231	591,188
	1,501,849	1,301,624

(a)	Other mainly included collection of parking fees on behalf of a third party.

11. Related Party Transactions

(a) The Company had the following balances due to and due from related parties:

At August 31, 2023 and May 31, 2023, the Company owned funds from the following related parties:

	August 31, 2023	May 31, 2023	Relationship

Intellegence Triumph Holdings Limited	5,000	5,000	Former shareholder
Virtue Victory Holdings Limited	5,200	5,200	Former shareholder
Strength Union Holdings Limited	5,800	5,800	Former shareholder

At August 31, 2023 and May 31, 2023, the Company owed funds to the following related parties:

	August 31, 2023	May 31.2023	Relationship

Guowei Zhang	1,529,244	1,056,221	President of the Company
Xinxin Chen	1,500	1,500	Former shareholder
Shaoxing Keqiao Zhuyi Technology Co., Ltd	30,215,181	32,740,623	An entity controlled by a shareholder

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

During the three months ended August 31, 2023, the Company borrowed from related parties of $498,266 and made repayments to related parties of $14,305. During the year ended May 31, 2023, the Company borrowed from related parties of $713,753 and made repayments to related parties of $16,552.

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

During the three months ended August 31, 2023, the Company did not borrow extra funds from and made repayments of RMB 13,478,000 ($1,871,812) to Shaoxin Keqiao Zhuyi Technology Co., Ltd..

12. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	August 31, 2023	August 31, 2022
	$	$
Loss before tax	(1,532,055)	(2,257,141)
Tax credit calculated at statutory tax rate	(383,014)	(564,285)
Effect of different tax rates	21,863	557
Deferred tax asset not recognized during the period/year	361,151	563,728
	-	-

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

During the three months ended August 31, 2023, the Company did not borrow extra funds from and made repayments of RMB 13,478,000 ($1,871,812) to Shaoxin Keqiao Zhuyi Technology Co., Ltd..

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 16 agreements for renting offices, warehouses and parking lots. As of August 31, 2023, the Company has $240,442 of right-of-use assets, $128,548 in current operating lease liabilities and $100,827 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of August 31, 2023	As of May 31, 2023
	$	$
Within 1 year	136,659	136,710
After 1 year but within 5 years	105,791	127,793
Total lease payments	242,450	264,503

Less: imputed interest	(13,075)	(16,289)
Total lease obligations	229,375	248,214
Less: current obligations	(128,548)	(126,659)
Long-term lease obligations	100,827	121,555

15. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of August 31, 2023 and May 31, 2023 respectively.

	Liangshan		Yibin		Xide		Taining		Anping		Total
	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	10%	10%
NCI balances	(897,301)	(864,174)	(14,598)	(19,951)	(71,846)	(64,157)	(72,101)	(66,755)	(1,526)	(1,526)	(1,057,372)	(1,016,563)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Anping		Total
	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123
Non-current assets	350,376	391,073	-	-	44,911	49,521	138,062	153,693	-	-	533,349	594,287
Current assets	99,175	102,279	1,579	1,617	9,082	9,276	22,809	23,567	1	1	132,646	136,740
Current liabilities	(796,425)	(748,450)	(57,025)	(86,863)	(249,109)	(238,248)	(103,226)	(91,047)	-	-	(1,205,785)	(1,164,608)
Non-current liabilities	(59,536)	(60,039)	-	-	-	-	-	(6,551)	-	-	(59,536)	(66,590)
Net assets	(406,410)	(315,137)	(55,446)	(85,246)	(195,116)	(179,451)	57,645	79,662	1	1	(599,326)	(500,171)

	Liangshan		Yibin		Xide		Taining		Anping		Total
	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123	083123	053123
Net Assets	(406,410)	(315,137)	(55,446)	(85,246)	(195,116)	(179,451)	57,645	79,662	1	1	(599,326)	(500,171)
Less: Zhuyi capital and additional paid-in capital	(2,101,929)	(2,101,930)	-	-	-	-	(310,895)	(310,895)	(16,551)	(16,551)	(2,429,375)	(2,429,376)
Less: OCI	(108,039)	(100,820)	(8,771)	(7,255)	(11,300)	(7,482)	(2,126)	(3,589)	646	646	(129,590)	(118,500)
Accumulated Deficits	(2,616,378)	(2,517,887)	(64,217)	(92,501)	(206,416)	(186,933)	(255,376)	(234,822)	(15,904)	(15,904)	(3,158,291)	(3,048,047)
Accumulated Deficits attributable to NCI	(863,405)	(830,903)	(12,843)	(18,500)	(68,117)	(61,688)	(71,505)	(65,750)	(1,590)	(1,590)	(1,017,460)	(978,431)
Plus: OCI attributable to NCI	(33,896)	(33,271)	(1,755)	(1,451)	(3,729)	(2,469)	(596)	(1,005)	64	64	(39,912)	(38,132)
NCI balances	(897,301)	(864,174)	(14,598)	(19,951)	(71,846)	(64,157)	(72,101)	(66,755)	(1,526)	(1,526)	(1,057,372)	(1,016,563)

16. Reserves

  Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months ended August 31, 2023 and the year ended May 31, 2023, the Company did not accrue any statutory reserve.

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

The long-term loans are free of interest for the first 32 months however if interest were to charge at an annual rate of 3.64%, interest expense would be $1.1 million per year. The Company adopts 3.64% as an annual interest rate based on the China LPR announced on October 20, 2023 with an adjustment to loan terms. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $109,983 per year.

18. Subsequent Events

The Company has performed an evaluation of subsequent events through November 3, 2023, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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
67%
Liangshan Tongfu Technology Co.
70%
Zhejiang Linglingyi Network Technology Co.
20%
Yibin Huibo Technology Co.
67%
Xide Zhuyi Technology Co.
100%
Hubei Tongpo Parking Management Co.
72%
Zhuyi Technology (Taining) Co.

Result of Operations

For the three months ended August 31, 2023 and 2022

Revenue

The Company generated $401,904 for the three months ended August 31, 2023 compared to $796,377 for the three months ended August 31, 2022. Revenue mainly comprised of parking fee and sales of parking equipment. The decrease in revenue for the three months ended August 31, 2023 was mainly due to a decline in parking fee revenue as we were unable to renew some of our contracts with landlords.

Cost of Revenues

During the three months ended August 31, 2023, the Company incurred $623,408 in cost of revenue compared to $1,196,709 during the three months ended August 31, 2022. Cost of revenues mainly consisted of rent, depreciation and salary expenses. The decrease in costs of revenues was primarily contributed by a decrease in depreciation and salary expenses.

Gross loss

Gross loss was $221,504 for the three months ended August 31, 2023 compared to $400,332 for the three months ended August 31, 2022. The decrease in gross loss for the three months ended August 31, 2023 was due to the significant decrease in cost of revenues.

Selling and marketing expenses

During the three months ended August 31, 2023, we incurred selling and marketing expenses of $98,485 compared to $183,449 during the three months ended August 31, 2022. Selling and marketing expenses mainly included salary expenses, business hospitality expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily caused by a decrease in salary expenses and travelling expenses.

General and administrative expenses

During the three months ended August 31, 2023, we incurred general and administrative expenses of $1,076,097 compared to $1,603,136 during the three months ended August 31, 2022. General and administrative expenses mainly consisted of salary expenses, business hospitality expenses and professional fees. The decrease in general and administrative expenses was mainly contributed by a decrease in the main expenses mentioned previously.

Research and development expenses

During the three months ended August 31, 2023, we incurred research and development expenses of $97,906 compared to $6,521 for the three months ended August 31, 2022. R&D expenses mainly comprised of salary expenses. The increase in R&D expenses was primarily due to an increase in salary expenses.

Net loss

As a result of foregoing, the net loss for the three months ended August 31, 2023 and 2022 was $1,532,055 and $2,257,141, respectively.

Capital Resources and Liquidity

Working capital	August 31, 2023	May 31, 2023
Total current assets	$3,348,635	$3,117,996
Total current liabilities	7,131,225	3,902,103
Working capital deficit	$(3,782,590)	$(784,107)

Total deficit for the three months ended August 31, 2023 was $3,782,590 compared to $784,107 for the year ended May 31, 2023. To date, we have financed our operations primarily from long-term loans.

Three months ended August 31, 2023 and 2022

	Three Months Ended August 31,
	2023	2022
Net cash provided by/(used in) operating activities	$1,143,177	$(1,247,449)
Net cash provided by/(used in) investing activities	40,121	(682,877)
Net cash (used in)provided by financing activities	(1,387,851)	1,902,033
Effect of exchange rate changes on cash and cash equivalents	(7,295)	(1,109)
Net decrease in cash and cash equivalents	(211,848)	(29,402)
Cash and cash equivalents at the beginning of period	493,978	108,787
Cash and cash equivalents at the end of period	$282,130	$79,385

Cash Provided by/(Used in) Operating Activities

For the three months ended August 31, 2023, net cash provided by operating activities was $1,143,177, primarily consisting of a net loss of $1,532,055, an increase in prepaid expenses and other current assets of $444,574 and an increase in accounts payable of $2,831,776, compared to net cash used in operating activities of $1,247,449 for the three months ended August 31, 2022, mainly comprised of a net loss of $2,257,141 and depreciation and amortization expense of $503,201 and a decrease in prepaid expenses and other current assets of $218,849.

Cash Provided by/(Used in) Investing Activities

For the three month periods ended August 31, 2023, net cash provided by investing activities was $40,121 mainly including proceeds from sale of property and equipment of $154,491 and a purchase of property and equipment of $100,489, compared to net cash used in investing activities was $682,877 for the three months ended August 31, 2022, mainly consisted of a purchase of property and equipment of $716,112.

Cash (Used in)/Provided by Financing Activities

For the three months ended August 31, 2023, net cash used in financing activities was $1,387,851 mainly comprising repayments of long-term loans. Net cash provided by financing activities was $1,902,033 for the three months ended August 31, 2022, consisting of advanced from related parties and long term loans.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2023, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: November 3, 2023	By:	/s/ Zhang Guowei
Zhang Guowei
Chief Executive Officer
Chief Financial Officer

