Form 10-Q
period 2023-11-30
SavMobi Technology Inc.
filed 2024-01-16
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of January 13, 2024, 1,061,900,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONLIDATED BALANCE SHEETS

	November 30, 2023 (Unaudited)	May 31, 2023 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	61,381	483,705
Restricted cash	1,370	10,273
Accounts receivable	449,446	409,380
Inventories	206,787	177,034
Amount due from related parties	16,000	16,000
Prepaid expenses and other current assets	2,672,554	2,021,604
Total current assets	3,407,538	3,117,996

Non-current assets
Plant and equipment, net	6,229,645	6,581,823
Intangible assets, net	14,487	15,543
Right-of-use assets	122,621	277,184
Other non-current assets	2,646,268	2,884,090
Total non-current assets	9,013,021	9,758,640

Total Assets	12,420,559	12,876,636

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term loan	1,401,345	-
Accounts payables	900,698	775,293
Advances from customers	4,126,950	622,069
Other current payables	1,608,082	1,301,624
Taxes payable	25,872	18,737
Amounts due to related parties	1,619,070	1,057,721
Operating lease liabilities, current	85,663	126,659
Total current liabilities	9,767,680	3,902,103

Non-current liabilities
Long-term loan	29,118,893	32,740,623
Operating lease liabilities	25,759	121,555
Total non-current liabilities	29,144,652	32,862,178

Total Liabilities	38,912,332	36,764,281

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 10,000,000,000 shares authorized, 1,061,900,000 share issued and outstanding as of November 30, 2023 and May 31, 2023, respectively)	1,061,900	1,061,900
Additional paid-in capital	8,474,336	8,474,336
Accumulated deficit	(35,364,940)	(32,751,349)
Accumulated other comprehensive income	411,772	344,031
Non-controlling interest	(1,074,841)	(1,016,563)
Total (Deficit) Equity	(26,491,773)	(23,887,645)

Total Liabilities and (Deficit) Equity	12,420,559	12,876,636

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended November 30, 2023	Three months ended November 30, 2022	Six months ended November 30, 2023	Six months ended November 30, 2022
Net revenue	$386,855	$691,489	$788,759	$1,487,868
Cost of revenues	(523,272)	(887,865)	(1,146,680)	(2,084,574)
Gross loss	(136,417)	(196,376)	(357,921)	(596,706)

Operating expenses
Selling and marketing expenses	(62,368)	(117,136)	(160,853)	(300,585)
General and administrative expenses	(1,040,838)	(720,663)	(2,119,238)	(2,323,961)
Research and development expenses	(100,313)	(261,258)	(198,219)	(267,779)
Impairment losses	123,557	11,540	87,448	11,540
Total operating expenses	(1,079,962)	(1,087,517)	(2,390,862)	(2,880,785)

Operating loss	(1,216,379)	(1,283,893)	(2,748,783)	(3,477,491)

Other income (expenses):
Interest income	162	59	320	163
Interest expense	(9,725)	-	(9,725)	-
Other income/(expense)	84,659	(13,692)	84,850	(77,337)
Total other income/(expenses)	75,096	(13,633)	75,445	(77,174)

Loss before tax from operations	(1,141,283)	(1,297,526)	(2,673,338)	(3,554,665)

Provision for income tax	-	(19)	-	(19)

Net loss	(1,141,283)	(1,297,545)	(2,673,338)	(3,554,684)

Other comprehensive income:
Foreign currency translation (loss)/income	(418,299)	518,624	67,684	1,182,216
Total comprehensive loss	(1,559,582)	(778,921)	(2,605,654)	(2,372,468)

Net loss attributable to:
Owners of the Company	(1,120,566)	(1,266,866)	(2,613,591)	(3,506,927)
Non-controlling interest	(20,717)	(30,679)	(59,747)	(47,757)
	(1,141,283)	(1,297,545)	(2,673,338)	(3,554,684)
Total comprehensive loss attributable to:
Owners of the Company	(1,540,587)	(752,512)	(2,545,850)	(2,337,106)
Non-controlling interest	(18,995)	(26,409)	(59,804)	(35,362)
	(1,559,582)	(778,921)	(2,605,654)	(2,372,468)
Loss per common share:
Basic and Diluted	$(0.00)	(0.02)	(0.00)	(0.57)
Weighted Average Number of Common Share Outstanding:
Basic and Diluted	1,061,900,000	61,900,000	1,061,900,000	61,900,000

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended November 30, 2023 and 2022

	Common Stock		Additional Paid In	Retained	Other Comprehensive	Total Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, May 31, 2022 (Unaudited)	61,900,000	61,900	9,474,336	(26,355,961)	(987,312)	(17,807,037)	(626,651)	(18,433,688)
Net income	-	-	-	(3,506,927)	-	(3,506,927)	(47,757)	(3,554,684)
Foreign currency translation adjustments	-	-	-	-	1,169,821	1,169,821	12,395	1,182,216
Balance at, November 30, 2022 (Unaudited)	61,900,000	61,900	9,474,336	(29,862,888)	182,509	(20,144,143)	(662,013)	(20,806,156)

Balance at, May 31,2023 (Audited)	1,061,900.000	1,061,900	8,474,336	(32,751,349)	344,031	(22,871,082)	(1,016,563)	(23,887,645)
Net income	-	-	-	(2,613,591)	-	(2,613,591)	(59,747)	(2,673,338)
Foreign currency translation adjustments	-	-	-	-	67,741	67,741	(57)	67,684
Disposal of subsidiaries	-	-	-	-	-	-	1,526	1,526
Balance at, November 30, 2023 (Unaudited)	1,061,900.000	1,061,900	8,474,336	(35,364,940)	411,772	(25,416,932)	(1,074,841)	(26,491,773)

SAVMOBI TECHNOLIGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended November 30, 2023 and 2022

	2023	2022
	$	$

Net loss	(2,673,338)	(3,554,684)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	390,716	604,337
Depreciation of right-of-use assets	63,313	342,786
Bad debt expense	(87,448)	-
Changes in operating assets and liabilities
Accounts receivable	40,691	(129,896)
Inventories	(66,257)	(27,247)
Prepaid expenses and other current assets	(602,210)	(588,717)
Other non-current assets	225,356	199,216
Accounts payable and other current liabilities	3,897,562	2,206,691
Net cash provided by/(used in) operating activities	1,188,385	(947,514)

Cash flows from investing activities
Repaid for right-of-use assets	(31,203)	(39,976)
Proceeds from sale of property and equipment	134,547	114,618
Purchase of property and equipment	(198,902)	(1,049,086)
Purchase of intangible assets	-	(13,787)
Net cash used in investing activities	(95,558)	(988,231)

Cash flows from financing activities
Amount due to related party	563,442	120,402
Proceeds from short-term borrowings	1,389,275	-
Proceeds from long-term borrowings	-	1,880,161
Repayments of long-term borrowings	(3,472,271)	-
Net cash (used in)/provided by financing activities	(1,519,554)	2,000,563

Effect of exchange rate changes on cash and cash equivalents	(4,500)	(7,952)

Net increase/(decrease) of cash and cash equivalents	(431,227)	56,866

Cash and cash equivalents–beginning balances	493,978	108,787

Cash and cash equivalents–ending balances	62,751	165,653

Supplementary cash flow information:
Interest received	320	163
Interest paid	9,725	-

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

Zhongxiang Huji Town Zhuyi Techonology Co. (“Huji”) was incorporated on August 14, 2023, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	November 30,
		2023	2022
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

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

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications. Anping was deregistered on 27 June, 2023.

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

Zhongxiang Huji Town Zhuyi Techonology Co. (“Huji”) was incorporated on August 14, 2023, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

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

The consolidated financial statements of the Group’s VIEs have been audited by filing the Form 10-K for the year ended May 31, 2023.

	November 30, 2023	May 31, 2023 (Audited)
	$	$
Cash and cash equivalents	61,296	401,984
Restricted cash	1,370	10,273
Accounts receivable	449,446	409,380
Inventories	206,787	177,034
Prepaid expenses and other current assets	2,693,186	2,045,736
Plant and equipment, net	6,229,645	6,581,823
Intangible assets, net	14,487	15,543
Right-of-use assets	122,621	277,184
Other non-current assets	2,646,268	2,884,090
Total Assets	12,425,106	12,803,047
Short-term loan	1,401,345	-
Accounts payables	888,631	749,226
Advances from customers	4,126,950	622,069
Other current payables	1,607,427	1,300,969
Taxes payable	25,872	18,737
Amounts due to related parties	524,664	540,897
Operating lease liabilities, current	85,663	126,659
Long-term loan	29,118,893	32,740,623
Operating lease liabilities, non-current	25,759	121,555
Total Liabilities	37,805,204	36,220,735
Total (Deficit) Equity of VIEs	(25,380,098)	(23,417,688)
Total Liabilities and (Deficit) Equity of VIEs	12,425,106	12,803,047

	Six Months Ended November 30, 2023	Six Months Ended November 30, 2022
	$	$
Net revenues	788,759	1,487,868
Cost of revenues	(1,146,680)	(2,084,574)
Gross loss	(357,921)	(596,706)
Total costs and expenses	(1,749,144)	(2,842,140)
Operating loss	(2,107,065)	(3,438,846)
Total other income and (expenses)	75,445	(77,174)
Loss before taxes from operations	(2,031,620)	(3,516,020)
Provision for income tax	-	(19)
Net loss	(2,031,620)	(3,516,039)
Net loss attributable to VIEs	(1,971,873)	(3,468,282)

	Six Months Ended November 30,
	2023	2022
Net cash provided by/(used in) operating activities	1,847,603	(17,047,129)
Net cash (used in)/provided by investing activities	(95,558)	187,610
Net cash (used in)/provided by financing activities	(2,097,136)	16,838,474
Effect of exchange rate changes on cash and cash equivalents	(4,500)	(5,256)
Net decrease in cash and cash equivalents	(349,591)	(26,301)
Cash and cash equivalents at the beginning of period	412,257	135,088
Cash and cash equivalents at the end of period	62,666	108,787

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended May 31, 2023.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023, as filed with the SEC on October 2, 2023. Operating results for the three months ended November 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending May 31, 2024.

Going Concern

The Company incurred net loss of $2,673,338 during the six months ended November 30, 2023. As of November 30, 2023, the Company had total deficit of $26,491,773. The Company incurred net loss of $6,783,522 during the year ended May 31, 2023. As of May 31, 2023, the Company had total deficit of $23,887,645.

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

	11302023	05312023	11302022
Period/Year end RMB: US$ exchange rate	7.1360	7.1100	7.0879
Annual average RMB: US$ exchange rate	7.1980	6.9185	6.9324

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

5. Prepaid Expenses and Other Current Assets

	November 30, 2023	May 31, 2023
Prepayment	490,887	591,277
Prepayment for rental (a)	435,869	438,256
Deposit	397,020	366,478
Loan receivable (b)	327,619	342,882
Advances to employees	522,190	125,508
Other	137,942	157,164
VAT	361,027	39
	2,672,554	2,021,604

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of November 30, 2023.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress (b)	Total
Cost
At May 31,2023	962,271	4,437,065	123,212	3,039,646	972,730	9,534,924
Additions during the year	12,397	-	2,779	43,210	140,516	198,902
Disposals during the year	(16,002)	-	-	(10,613)	(129,438)	(156,053)
Effects of currency translation	(3,543)	(16,166)	(425)	(10,796)	(3,448)	(34,378)
At November 30,2023	955,123	4,420,899	125,566	3,061,447	980,360	9,543,395

Accumulated depreciation
At May 31,2023	902,974	579,952	106,927	1,363,248	-	2,953,101
Depreciation during the year	50,046	104,092	6,225	229,363	-	389,726
Disposals during the year	(15,202)	-	-	(6,306)	-	(21,508)
Effects of currency translation	(2,993)	(1,209)	(336)	(3,031)	-	(7,569)
At November 30,2023	934,825	682,835	112,816	1,583,274	-	3,313,750

Net book value
At May 31,2023	59,297	3,857,113	16,285	1,676,398	972,730	6,581,823
At November 30,2023	20,298	3,738,064	12,750	1,478,173	980,360	6,229,645

(a)	In January 2023, the Company obtained title searches of the building. Official addresses on the title searches are Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

(b)	The Company has 4 constructions in progress in total, none of which is related to testing projects. These constructions, related to parking lots, are expected to be completed before the end of February, 2024.

7. Intangible Assets

Cost	$
At May 31,2023		28,529
Additions during the period		-
Disposals during the period		-
Effects of currency translation		(104)
At November 30,2023		28,425
Accumulated depreciation
At May 31,2023		12,986
Depreciation during the period		990
Disposals during the period		-
Effects of currency translation		(38)
At November 30,2023		13,938
Net book value
At May 31,2023		15,543
At November 30,2023		14,487

8. Right-of-use Assets

$
Cost
At May 31, 2023	2,118,650
Additions during the period	21,945
Write-off during the period	(110,862)
Effects of currency translation	(8,492)
At November 30, 2023	2,021,241

Accumulated depreciation
At May 31,2023	1,841,466
Depreciation during the period	63,313
Write-off during the period	-
Effects of currency translation	(6,159)
At November 30, 2023	1,898,620

Net book value
At May 31, 2023	277,184
At November 30, 2023	122,621

Right of use assets consisted of 6 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and five years with the earliest start date being January 1, 2020.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of November 30, 2023.

10. Short-term borrowings

	November 30, 2023	May 31, 2023
	$	$
Short-term loan (a)	1,401,345	-
	1,401,345	-

The Company entered into a one-year contract with Zhejiang Chouzhou Commercial Bank on September 26, 2023. The borrowing amount is RMB 10,000,000 (equivalent to USD 1,401,345) with an annual interest rate of 4.5%. The borrowing is secured by Floor 1-6, No. 1-10, Chuangyi Road, Yinhu Village and guaranteed by Jianqiang Liu, the vice president.

11. Other payables and Accruals

	November 30, 2023	May 31, 2023
	$	$
Accrued payroll and welfare payables	518,258	338,657
Deposit	96,017	27,194
Loans payable	413,397	344,585
Advanced to employees	69,368	70,305
Other (a)	511,042	520,883
	1,608,082	1,301,624

(a)	Other mainly included collection of parking fees on behalf of a third party.

12. Related Party Transactions

(a) The Company had the following balances due to and due from related parties:

At November 30, 2023 and May 31, 2023, the Company owned funds from the following related parties:

	November 30, 2023	May 31, 2023	Relationship

Intellegence Triumph Holdings Limited	5,000	5,000	Corporate shareholder
Virtue Victory Holdings Limited	5,200	5,200	Corporate shareholder
Strength Union Holdings Limited	5,800	5,800	Corporate shareholder
Total amount due from related parties	16,000	16,000

At November 30, 2023 and May 31, 2023, owed funds to the following related parties:

	November 30, 2023	May 31.2023	Relationship
Current liabilities:
Guowei Zhang	1,617,570	1,056,221	President of the Company
Xinxin Chen	1,500	1,500	Former shareholder
Total amount due to related parties	1,619,070	1,057,721

Non-current liabilities:
Shaoxing Keqiao Zhuyi Technology Co., Ltd	29,118,893	32,740,623	An entity controlled by a shareholder
Total long-term loans	29,118,893	32,740,623

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

During the three months ended November 30, 2023, the Company borrowed from related parties of $498,266 and made repayments to related parties of $14,305. During the year ended May 31, 2023, the Company borrowed from related parties of $713,753 and made repayments to related parties of $16,552.

As of May 31, 2022, the outstanding balance of long-term loans was RMB 221,267,008.77 (equivalent to USD$33,211,152). It consisted of two loans related to Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”). The Company entered into a three year loan on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (equivalent to USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (equivalent to USD$3,302,098). As of May 31, 2022, outstanding balances of the first and second loans were RMB 201,909,728.77 (equivalent to USD$30,305,855) and RMB 19,357,280 (equivalent to USD$2,905,297), respectively.

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

Furthermore, in order to help the Company consolidate debts and providing financial support to the Company, Shaoxin Keqiao Zhuyi Technology Co., Ltd., whose sole shareholder is Xiujuan Chen, took over the debts from the businesses Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxin Keqiao Zhuyi Technology Co., Ltd., outstanding balances were offset in part or in full if the transferees were our current debtors.

During the six months ended November 30, 2023, the Company did not borrow extra funds and made repayments of RMB 24,993,410 (equivalent to USD$3,472,271) to Shaoxin Keqiao Zhuyi Technology Co., Ltd..

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	November 30, 2023	November 30, 2022
	$	$
Loss before tax	(2,673,338)	(3,554,665)
Tax credit calculated at statutory tax rate	(668,335)	(888,666)
Effect of different tax rates	25,669	1,546
Deferred tax asset not recognized during the period/year	642,666	887,120
	-	19

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

14. Long-term Borrowings

As of May 31, 2022, the outstanding balance of long-term loans was RMB 221,267,008.77 (equivalent to USD$33,211,152). It consisted of two loans related to Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”). The Company entered into a three year loan on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (equivalent to USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The other contract was a two-year interest-free agreement signed on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (equivalent to USD$3,302,098). As of May 31, 2022, outstanding balances of the first and second loans were RMB 201,909,728.77 (equivalent to USD$30,305,855) and RMB 19,357,280 (equivalent to USD$2,905,297), respectively.

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

Furthermore, in order to help the Company consolidate debts and providing financial support to the Company, Shaoxin Keqiao Zhuyi Technology Co., Ltd., whose sole shareholder is Xiujuan Chen, took over the debts from the businesses . Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxin Keqiao Zhuyi Technology Co., Ltd., outstanding balances were offset in part or in full if the transferees were our current debtors.

During the six months ended November 30, 2023, the Company did not borrow extra funds and made repayments of RMB 24,993,410 (equivalent to USD$3,472,271) to Shaoxin Keqiao Zhuyi Technology Co., Ltd..

15. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 6 agreements for renting offices, warehouses and parking lots. As of November 30, 2023, the Company has $122,621 of right-of-use assets, $85,663 in current operating lease liabilities and $25,759 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of November 30, 2023	As of May 31, 2023
	$	$
Within 1 year	89,062	136,710
After 1 year but within 5 years	26,593	127,793
Total lease payments	115,655	264,503

Less: imputed interest	(4,233)	(16,289)
Total lease obligations	111,422	248,214
Less: current obligations	(85,663)	(126,659)
Long-term lease obligations	25,759	121,555

16. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

Anping was deregistered on 27 June, 2023.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of November 30, 2023 and May 31, 2023 respectively.

	Liangshan		Yibin		Xide		Taining		Anping		Total
	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	0%	10%
NCI balances	(906,055)	(864,174)	(13,887)	(19,951)	(76,149)	(64,157)	(78,750)	(66,755)	-	(1,526)	(1,074,841)	(1,016,563)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Anping		Total
	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123
Non-current assets	246,190	391,073	-	-	45,371	49,521	127,557	153,693	-	-	419,118	594,287
Current assets	96,867	102,279	1,576	1,617	7,523	9,276	22,969	23,567	-	1	128,935	136,740
Current liabilities	(785,013)	(748,450)	(55,339)	(86,863)	(268,002)	(238,248)	(115,040)	(91,047)	-	-	(1,223,394)	(1,164,608)
Non-current liabilities	-	(60,039)	-	-	-	-	-	(6,551)	-	-	-	(66,590)
Net assets	(441,956)	(315,137)	(53,763)	(85,246)	(215,108)	(179,451)	35,486	79,662	-	1	(675,341)	(500,171)

	Liangshan		Yibin		Xide		Taining		Anping		Total
	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123	113023	053123
Net Assets	(441,956)	(315,137)	(53,763)	(85,246)	(215,108)	(179,451)	35,486	79,662	-	1	(675,341)	(500,171)
Less: Zhuyi capital and additional paid-in capital	(2,101,929)	(2,101,930)	-	-	-	-	(310,895)	(310,895)	-	(16,551)	(2,412,824)	(2,429,376)
Less: OCI	(100,867)	(100,820)	(7,835)	(7,255)	(7,823)	(7,482)	(2,921)	(3,589)	-	646	(119,446)	(118,500)
Accumulated Deficits	(2,644,752)	(2,517,887)	(61,598)	(92,501)	(222,931)	(186,933)	(278,330)	(234,822)	-	(15,904)	(3,207,611)	(3,048,047)
Accumulated Deficits attributable to NCI	(872,769)	(830,903)	(12,320)	(18,500)	(73,567)	(61,688)	(77,932)	(65,750)	-	(1,590)	(1,036,588)	(978,431)
Plus: OCI attributable to NCI	(33,286)	(33,271)	(1,567)	(1,451)	(2,582)	(2,469)	(818)	(1,005)	-	64	(38,253)	(38,132)
NCI balances	(906,055)	(864,174)	(13,887)	(19,951)	(76,149)	(64,157)	(78,750)	(66,755)	-	(1,526)	(1,074,841)	(1,016,563)

17. Reserves

  Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the six months ended November 30, 2023 and the year ended May 31, 2023, the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

18. Quantitative and Qualitative Disclosure about Market Risks

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

19. Subsequent Events

The Company submitted Form DEF 14C for changing the Company’s name to Jingbo Technology, Inc. on December 14, 2023. To date, the Company is still awaiting approval from FINRA.

The Company has performed an evaluation of subsequent events through January 16, 2024, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications. Anping was deregistered on 27 June, 2023.

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

Zhongxiang Huji Town Zhuyi Techonology Co. (“Huji”) was incorporated on August 14, 2023, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE”s) and VIE’s subsidiaries.

Corporate Structure

Result of Operations

For the three months ended November 30, 2023 and 2022

Revenue

The Company generated $386,855 for the three months ended November 30, 2023 compared to $691,489 for the three months ended November 30, 2022. Revenue mainly comprised of parking fee and sales of parking equipment. The decrease in revenue for the three months ended November 30, 2023 was mainly due to a decline in parking fee revenue as we were unable to renew some of our contracts with landlords.

Cost of Revenues

During the three months ended November 30, 2023, the Company incurred $523,272 in cost of revenue compared to $887,865 during the three months ended November 30, 2022. Cost of revenues mainly consisted of rent, depreciation and salary expenses. The decrease in costs of revenues was primarily contributed by a decrease in rent and salary expenses.

Gross loss

Gross loss was $136,417 for the three months ended November 30, 2023 compared to gross loss of $196,376 for the three months ended November 30, 2022. The gross profit for the three months ended November 30, 2023 was generated due to the decrease in cost of revenues.

Selling and marketing expenses

During the three months ended November 30, 2023, we incurred selling and marketing expenses of $62,368 compared to $117,136 during the three months ended November 30, 2022. Selling and marketing expenses mainly included salary expenses, travelling expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily caused by a decrease in salary expenses and travelling expenses.

General and administrative expenses

During the three months ended November 30, 2023, we incurred general and administrative expenses of $1,040,838 compared to $720,663 during the three months ended November 30, 2022. General and administrative expenses mainly consisted of salary expenses and professional fees. The increase in general and administrative expenses was mainly contributed by an increase in professional fees.

Research and development expenses

During the three months ended November 30, 2023, we incurred research and development expenses of $100,313 compared to $261,258 for the three months ended November 30, 2022. R&D expenses mainly comprised of salary expenses. The decrease in R&D expenses was primarily due to a decrease in salary expenses.

Net loss

As a result of foregoing, the net loss for the three months ended November 30, 2023 and 2022 was $1,141,283 and $1,297,545, respectively.

For the six months ended November 30, 2023 and 2022

Revenue

The Company generated $788,759 for the six months ended November 30, 2023 compared to $1,487,868 for the six months ended November 30, 2022. Revenue mainly comprised of parking fee and sales of parking equipment. The decrease in revenue for the six months ended November 30, 2023 was mainly due to a decline in parking fee revenue as we were unable to renew some of our contracts with landlords.

Cost of Revenues

During the six months ended November 30, 2023, the Company incurred $1,146,680 in cost of revenue compared to $2,084,574 during the six months ended November 30, 2022. Cost of revenues mainly consisted of rent, depreciation and salary expenses. The decrease in costs of revenues was primarily contributed by a decrease in rent and salary expenses.

Gross loss

Gross loss was $357,921 for the six months ended November 30, 2023 compared to $596,706 for the six months ended November 30, 2022. The decrease in gross loss for the six months ended November 30, 2023 was due to the significant decrease in cost of revenues.

Selling and marketing expenses

During the six months ended November 30, 2023, we incurred selling and marketing expenses of $160,853 compared to $300,585 during the six months ended November 30, 2022. Selling and marketing expenses mainly included salary expenses, travelling expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily caused by a decrease in salary expenses and travelling expenses.

General and administrative expenses

During the six months ended November 30, 2023, we incurred general and administrative expenses of $2,119,238 compared to $2,323,961 during the six months ended November 30, 2022. General and administrative expenses mainly consisted of salary expenses and professional fees. The decrease in general and administrative expenses was mainly contributed by a decrease in salary expenses.

Research and development expenses

During the six months ended November 30, 2023, we incurred research and development expenses of $198,219 compared to $267,779 for the six months ended November 30, 2022. R&D expenses mainly comprised of salary expenses. The decrease in R&D expenses was primarily due to a decrease in salary expenses.

Net loss

As a result of foregoing, the net loss for the six months ended November 30, 2023 and 2022 was $2,673,338 and $3,554,684, respectively.

Capital Resources and Liquidity

Working capital	November 30, 2023	May 31, 2023
Total current assets	$3,407,538	$3,117,996
Total current liabilities	9,767,680	3,902,103
Working capital deficit	$(6,360,142)	$(784,107)

Total deficit for the six months ended November 30, 2023 was $6,360,142 compared to $784,107 for the year ended May 31, 2023. To date, we have financed our operations primarily from long-term loans.

Six months ended November 30, 2023 and 2022

	Six Months Ended November 30,
	2023	2022
Net cash provided by/(used in) operating activities	$1,188,385	$(947,514)
Net cash used in investing activities	(95,558)	(988,231)
Net cash (used in)/provided by financing activities	(1,519,554)	2,000,563
Effect of exchange rate changes on cash and cash equivalents	(4,500)	(7,952)
Net increase/(decrease) in cash and cash equivalents	(431,227)	56,866
Cash and cash equivalents at the beginning balances	493,978	108,787
Cash and cash equivalents at the ending balances	$62,751	$165,653

Cash Provided by/(Used in) Operating Activities

For the six months ended November 30, 2023, net cash provided by operating activities was $1,188,385, primarily consisting of a net loss of $2,673,338, an increase in prepaid expenses and other current assets of $602,210 and an increase in accounts payable and other current liabilities of $3,897,562, compared to net cash used in operating activities of $947,514 for the six months ended November 30, 2022, mainly comprised of a net loss of $3,554,684 and depreciation and amortization expenses of $947,123 and an increase in accounts payable and other current liabilities of $2,206,691.

Cash Used in Investing Activities

For the six-month periods ended November 30, 2023, net cash used in investing activities was $95,558 mainly including proceeds from sale of property and equipment of $134,547 and a purchase of property and equipment of $198,902, compared to net cash used in investing activities was $988,231 for the six months ended November 30, 2022, mainly consisted of a purchase of property and equipment of $1,049,086.

Cash (Used in)/Provided by Financing Activities

For the six months ended November 30, 2023, net cash used in financing activities was $1,519,554 mainly comprising repayments of long-term loans of $3,472,271 and proceeds from short-term borrowings of $1,389,275. Net cash provided by financing activities was $2,000,563 for the six months ended November 30, 2022, consisting of advanced from related parties and long-term loans.

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

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2023, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of November 30, 2023, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

SavMobi Technology Inc.
(Registrant)

Date: January 16, 2024	By:	/s/ Zhang Guowei
Zhang Guowei
Chief Executive Officer
Chief Financial Officer

