Form 10-K
period 2024-02-29
Jingbo Technology, Inc.
filed 2024-07-05
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

Commission file number: 000-56570

Jingbo Technology, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.	310000
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $1,033,970,872 (computed by reference to the closing price of a share of the Company’s common stock of $374 on that date as reported).

As of July 2, 2024 5,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” “SVMB,” “we,” “our” or “us” refer to Jingbo Technology, Inc., including its subsidiaries., unless the context otherwise indicates.

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

On November 10, 2020, ten (10) shareholders of the Company, including affiliates Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with an aggregate of nineteen (19) non-U.S. accredited investors to sell an aggregate of 42,440,316 shares of common stock of the Company, which represents approximately 68.6% of the issued and outstanding shares of common stock of the Company.

After the change in control of management, the Company operated in provision of commercial mobile technical support services in China. The Company entered into two technical support service agreements in the beginning of 2021, which was to provide support services to clients’ dedicated data platform, 7x24 hours per week. The response time should be within 4 hours upon receiving the service request.

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 28, 2024, the Company changed its fiscal year end from May 31 to the last day of February.

Capital Stock

The Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. Total shares issued and outstanding as of July 2, 2024 is 5,315,412.

Corporate Structure

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

1. Operating a parking lot: Contracting to operate a parking lot as the main business of the parking lot operators, whose main profit is parking fees (For example, contract contractors to operate parking lots for a variety of different operations).

2. Payment: Paid smart parking as the system’s main goal (such as ETC payment).

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

Employees

As of February 29, 2024:

Company name	Part-time/Full-time	Number of employees
Jingbo Technology, Inc. (formerly SavMobi Technology, Inc.)	Full-time	1
Intellegence Parking Group Limited and its subsidiaries	Full-time	0
Zhejiang Jingbo Ecological Technology Co. and its subsidiaries	Full-time	137

We anticipate hiring additional employees in the next twelve months. We anticipate hiring necessary personnel based on an as needed basis only on a per contract basis to be compensated directly from revenues.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity.

Although we are unable to eliminate all risks associated with cybersecurity threats and we cannot provide full assurance that our cybersecurity risk management processes will be fully complied with or effective, we have adopted policies and procedures that are designed to facilitate the identification, assessment, and management of those risks, including any such risks that have the potential to be material.

Risk management and strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is aligned to the Company’s business strategy and shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and a third-party risk management process for service providers, suppliers, and vendors.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial.

Governance

As part of our overall enterprise risk management program, we prioritize the identification and management of cybersecurity risk at several levels. Our Board of Directors has overall oversight responsibility for our risk management and is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.

Item 2. Properties

The Company entered into 16 contracts renting offices, warehouses and parking lots. Contracted terms ranged between two and eight years with the earliest start date being January 8, 2019.

The Company acquired an office building in July 2020. Address of the building is Building B8, China Zhigu Fuchun, Yinhu Village, Shoujiang town, Fuyang District, China.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 13, 2022, a bid and an ask was initially posted.

The high and low bid prices of our common stock following such date is as follows:

Quarter Ended	High	Low
June 30, 2023	$3.15	$3.15
September 30, 2023	$0.0151	$0.0151
December 31, 2023	$0.75	$0.75
March 31, 2024	$3.75	$3.75

The last reported sales price of our common stock on the OTCMarkets on June 12, 2024, was $4.25.

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

Holders

As of June 27, 2024, there were 5,315,412 shares of common stock issued and outstanding, which were held by 15,047 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

On March 6, 2015, SavMobi Technology Inc. (“the Company”) was incorporated in the State of Nevada and established a fiscal year end of May 31. Initially the business platform was in providing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 28, 2024, the Company changed its fiscal year end from May 31 to the last day of February.

Corporate Structure

For the Year Ended February 29, 2024 Compared to the Year Ended February 28 2023

Revenue

The Company generated $1,583,637 in revenues during the financial year ended February 29, 2024 compared to $3,426,492 during the year ended February 28, 2023. Revenue mainly comprised of parking fee. The decrease in revenue was mainly caused by a decrease in number of parking lots as we failed to renew contracts with landlords.

Cost of Revenues

During the year ended February 29, 2024, the Company incurred $2,121,929 in cost of revenues compared to $4,603,742 for the year ended February 28, 2023. Cost of revenue mainly consisted of depreciation, salary and rental expenses. The decrease in cost of revenues was contributed by the decrease in these main expenses.

Gross loss

Gross loss was $538,292 for the year ended February 29, 2024 compared to $1,177,250 for the year ended February 28, 2023. The decrease was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the year ended February 29, 2024, we incurred selling and marketing expenses of $295,609 compared to $501,892 for the year ended February 28, 2023. Selling and marketing expenses for the year ended February 29, 2024 and February 28, 2023 mainly included salary expenses, travelling expenses, hospitality expenses and advertisement expenses. The decrease in selling and marketing expenses was primarily due to a decrease in salary, advertisement and travelling expenses. We reduced the number of staff doing promotion for our Company.

General and Administrative Expenses

During the year ended February 29, 2024, we incurred general and administrative expenses of $3,888,621 compared to $4,775,932 incurred during the year ended February 28, 2023. General and administrative expenses incurred during the year ended February 29, 2024 mainly consisted of salary expense, depreciation expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in salary expense.

Research and development expenses

During the year ended February 29, 2024, we incurred research and development expenses of $334,029 compared to $428,076 for the year ended February 28, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the years ended February 29, 2024 and February 28, 2023 was $5,482,077 and $7,107,559 respectively.

Liquidity and Capital Resources

As of February 29, 2024, the Company had total assets of $12,866,660 comprising current assets of $4,255,988 and non-current assets of $8,610,672 compared to total assets of $23,081,187 consisting of current assets of $13,206,188 and non-current assets of $9,874,999 as of February 28, 2023. The Company’s total liabilities as of February 29, 2024 were $31,568,840, which was comprised of current liabilities of $28,635,745 and non-current liabilities of $2,933,095. This compares with total liabilities of $37,037,567 as of February 28, 2023, which was comprised of current liabilities of $5,903,572 and non-current liabilities of $31,133,995.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the years ended February 29, 2024 and February 28, 2023.

	Year Ended February 29, 2024	Year Ended February 28, 2023
Net cash provided by/(used in) operating activities	(1,833,699)	(3,101,910)
Net cash (used in)/provided by investing activities	(51,820)	(839,745)
Net cash provided by financing activities	1,707,393	4,095,216
Effect of exchange rate changes on cash and cash equivalents	(4,442)	(22,311)
Net increase/(decrease) in cash and cash equivalents	(182,568)	131,250
Cash and cash equivalents at the beginning of period	331,073	199,823
Cash and cash equivalents at the end of period	148,505	331,073

Cash Flows from Operating Activities

For the year ended February 29, 2024, net cash used in operating activities was $1,833,699, mainly comprised of a net loss of $5,482,077, a decrease in prepaid expenses and other current assets of $1,060,083, an increase in accounts payable and other current liabilities of $1,500,608 and depreciation and amortization expenses of $955,430. For the year ended February 28, 2023, net cash flows used in operating activities were $3,101,910, consisting primarily of a net loss of $7,107,599, depreciation and amortization expense of $2,377,623, an increase in accounts payable and other current liabilities of $2,441,592.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $51,820, mainly comprising a purchase of property and equipment of $55,446 and offset by interest-free loan repaid by related parties of $4,357 for the year ended February 29, 2024 compared to net cash flows used in investing activities of $839,745 for the year ended February 28, 2023 mainly comprised of proceeds from sale of property and equipment of $881,292 and offset by interest-free loan repaid by related parties of $50,654

Cash Flows from Financing Activities

For the year ended February 29, 2024, net cash provided by financing activities was $1,707,393 consisting mainly of proceeds from long-term borrowings of $2,897,248, proceed from interest-free loan from related parties of $1,150,344 and offset by repayment of interest-free loan to related parties of $3,802,357. For the year ended February 28, 2023, net cash provided by financing activities was $4,095,216 consisting primarily of proceeds from long-term borrowings of $6,080,986 and offset by repayments of long-term borrowings of $2,658,196.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Jingbo Technology, Inc.

Opinion on the Financial statments

We have audited the accompanying consolidated balance sheets of Jingbo Technology, Inc. (the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for the years ended February 29, 2024 and February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had incurred substantial losses during the years and negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to the accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

As described in Note 3 to the consolidated financial statements, for the fiscal years ended February 29, 2024 and February 28, 2023, the Company reported accumulated deficit of $18,702,180 and $13,956,380 and a working capital deficiency/(equity) of $24,379,757 and ($7,302,616), respectively. The Company primarily funds its operation through debt instruments whose availability depends on a number of factors including its ability to generate operating cash flow to repay debts when due, planned expenditures and market conditions.

We identified the Company’s ability to continue as a going concern as a critical audit matter as the going concern assessment is complex and it involves a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence in determining the reasonableness of cash flow forecasts, planned financing options and other assumptions used in the Company’s going concern analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:

- Reviewed the legal report in regards to loan transfers.

- Received confirmations from the loan creditor and the Company director for their financial support and their willingness to continue supporting the Company for the next twelve months.

- Tested the management’s assumptions concerning future cash flows, planned expenditures and market conditions.

/s/ GGF CPA LTD

We have served as the Company’s auditor since 2024.

Guangzhou, Guangdong, China

PCAOB NO: 2729

July 3, 2024

Jingbo Techonology, Inc.

Consolidated Balance Sheets

As of the years ended February 29, 2024 and February 28,2023

	February 29, 2024	February 28, 2023
	$	$
Assets
Current assets
Cash and cash equivalents	142,434	321,289
Restricted cash	6,071	9,784
Accounts receivable	500,564	617,809
Inventories	203,752	123,450
Amount due from related parties	110,173	116,632
Prepaid expenses and other current assets	3,292,994	12,017,224
Total current assets	4,255,988	13,206,188

Non-current assets
Plant and equipment, net	6,000,826	6,605,573
Intangible assets, net	13,867	16,455
Right-of-use assets	85,541	188,816
Other non-current assets	2,510,438	3,064,155
Total non-current assets	8,610,672	9,874,999

Total Assets	12,866,660	23,081,187

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,389,333	-
Accounts payables	643,192	816,203
Advances from customers	38,168	36,453
Other current payables	2,464,304	3,934,528
Taxes payable	60,639	2,525
Amounts due to related parties	23,959,944	1,034,046
Operating lease liabilities, current	80,165	79,817
Total current liabilities	28,635,745	5,903,572

Non-current liabilities
Operating lease liabilities	15,496	80,230
Long term payable	2,917,599	31,053,765
Total non-current liabilities	2,933,095	31,133,995

Total Liabilities	31,568,840	37,037,567

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 10,000,000,000 and 10,000,000,000 shares authorized, 5,315,412 and 1,061,900,000 share issued and outstanding as of February 29, 2024 and February 28, 2023, respectively)	5,315	1,061,900
Additional paid-in capital	9,530,921	8,474,336
Accumulated deficit	(29,311,229)	(24,015,106)
Accumulated other comprehensive income	2,109,066	1,365,197
Non-controlling interest	(1,036,253)	(842,707)
Total (Deficit) Equity	(18,702,180)	(13,956,380)

Total Liabilities and (Deficit) Equity	12,866,660	23,081,187

Jingbo Techonology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

for the years ended February 29, 2024 and February 28, 2023

	2024	2023
	$	$

Net revenues	1,583,637	3,426,492
Cost of revenues	(2,121,929)	(4,603,742)
Gross loss	(538,292)	(1,177,250)

Operating expenses:
Selling and marketing expenses	(295,609)	(501,892)
General and administrative expenses	(3,888,621)	(4,775,932)
Research and development expenses	(334,029)	(428,076)
Impairment losses	(52,097)	(190,772)
Total operating expenses	(4,570,356)	(5,896,672)

Operating income/(loss)	(5,108,648)	(7,073,922)

Other income (expenses):
Interest income	718	446
Interest expense	(27,050)	-
Other income/(expense)	(347,097)	(33,847)
Total other income and (expenses)	(373,429)	(33,401)

Loss before taxes from operations	(5,482,077)	(7,107,323)

Provision for income taxes	-	(236)

Net loss	(5,482,077)	(7,107,559)

Other comprehensive income:
Foreign currency translation income	736,277	1,119,345
Total comprehensive loss	(4,745,800)	(5,988,214)

Net loss attributable to :
Owners of the Company	(5,296,123)	(6,769,310)
Non-controlling interest	(185,954)	(338,249)
	(5,482,077)	(7,107,559)
Total comprehensive loss attributable to:
Owners of the Company	(4,552,254)	(5,651,641)
Non-controlling interest	(193,546)	(336,573)
	(4,745,800)	(5,988,214)
Loss per common share: Basic and diluted	(0.01)	(0.03)

Weighted Average Number of Common Share Outstanding: Basic and Diluted	1,001,276,294	209,845,205

Jingbo Techonology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 29, 2024 and February 28, 2023

			Additional		Other	Total	Non-
	Common Stock		Paid In	Retained	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2022	61,900,000	61,900	134,197	(246,700)	-	(50,603)	-	(50,603)
Net income	-	-	-	(6,769,310)	-	(6,769,310)	(338,249)	(7,107,559)
Reverse acquisition	1,000,000,000	1,000,000	8,263,602	(16,999,096)	247,528	(7,487,966)	(506,134)	(7,994,100)
Foreign currency translation adjustments	-	-	-	-	1,117,669	1,117,669	1,676	1,119,345
Capital contribution	-	-	76,537	-	-	76,537	-	76,537
Balance at, February 28, 2023	1,061,900,000	1,061,900	8,474,336	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net income	-	-	-	(5,296,123)		(5,296,123)	(185,954)	(5,482,077)
Foreign currency translation adjustments	-	-	-	-	743,869	743,869	(7,592)	736,277
Reverse stock spilt	(1,056,584,588)	(1,056,585)	1,056,585	-	-	-	-	-
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)

Jingbo Techonology, Inc.

Consolidated Statements of Cash Flows

For the years ended February 29, 2024 and February 28, 2023

	2024	2023
	$	$

Net loss	(5,482,077)	(7,107,559)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	814,569	1,695,177
Depreciation of right-of-use assets	140,861	682,446
Bad debt expense	52,097	190,772
Loss on disposal of fixed assets	809	15,344
Loss on disposal of right-of-used asset	8,131	-
Changes in operating assets and liabilities
Accounts receivable	94,770	(25,891)
Inventories	(487,474)	(286,019)
Prepaid expenses and other current assets	1,060,083	(1,218,933)
Other non-current assets	463,924	511,161
Accounts payable and other current liabilities	1,500,608	2,441,592
Net cash provided by/(used in) operating activities	(1,833,699)	(3,101,910)

Cash flows from investing activities
Proceeds from sale of property and equipment	731	164
Purchase of property and equipment	(55,446)	(881,292)
Purchase of intangible assets	-	(5,434)
Interest-free loan lent to related parties	(1,462)	(3,837)
Interest-free loan repaid by related parties	4,357	50,654
Net cash (used in)/provided by investing activities	(51,820)	(839,745)

Cash flows from financing activities
Proceeds of short-term loans	1,462,158	-
Proceeds from long-term borrowings	2,897,248	6,080,986
Repayment of long-term borrowings	-	(2,658,196)
Proceeds from interest-free loan from related parties	1,150,344	689,925
Repayment of interest-free loan to related parties	(3,802,357)	(94,036)
Proceeds from additional paid in capital	-	76,537
Net cash provided by financing activities	1,707,393	4,095,216

Effect of exchange rate changes on cash and cash equivalents	(4,442)	(22,311)

Net increase/(decrease) of cash and cash equivalents	(182,568)	131,250

Cash and cash equivalents–beginning of year	331,073	199,823

Cash and cash equivalents–end of year	148,505	331,073

Supplementary cash flow information:
Income taxes	185	42
Interest expense	27,050	-

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	February 29, 2024	February 28, 2023
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 28, 2024, the Company changed its fiscal year from May 31 to the last day of February

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

a. Contractual agreements with VIEs

Power of Attorney

Pursuant to the power of attorney agreements among the Wholly Foreign Owned Enterprises (“WFOE”s), the VIEs and their respective nominee shareholders, each nominee shareholder of the VIEs irrevocably undertakes to appoint the WFOE, as the attorney-in-fact to exercise all of the rights as a shareholder of the VIEs, including, but not limited to, the right to convene and attend shareholders’ meeting, vote on any resolution that requires a shareholder vote, such as appoint or remove directors and other senior management, and other voting rights pursuant to the articles of association (subject to the amendments) of the VIEs. Each power of attorney agreement is irrevocable and remains in effect as long as the nominee shareholders continues to be a shareholder of the VIEs. Unless otherwise required by PRC Laws, none of the VIEs or its shareholders can unilaterally terminate this agreement.

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

	February 29, 2024	February 28, 2023
	$	$
Cash and cash equivalents	140,766	239,568
Restricted cash	6,071	9,784
Accounts receivable	500,564	617,809
Inventories	203,752	123,450
Prepaid expenses and other current assets	3,292,994	12,017,224
Amounts due from related parties	118,771	100,632
Plant and equipment, net	6,000,826	6,605,573
Intangible assets, net	13,867	16,455
Right-of-use assets	85,541	188,816
Other non-current assets	2,510,438	3,064,155
Total Assets	12,873,590	22,983,466
Short-term Loan	1,389,333	-
Accounts payables	643,192	802,203
Advances from customers	38,168	36,453
Other current payables	2,456,551	3,916,783
Taxes payable	60,639	2,525
Amounts due to related parties	22,812,085	518,722
Operating lease liabilities, current	80,165	79,817
Long term payable	2,917,599	31,053,765
Operating lease liabilities, non-current	15,496	80,230
Total Liabilities	30,413,228	36,490,498
Total (Deficit) Equity of VIEs	(17,539,638)	(13,507,032)
Total Liabilities and (Deficit) Equity of VIEs	12,873,590	22,983,466

	February 29, 2024	February 28, 2023
	$	$
Net revenues	1,583,637	3,426,492
Cost of revenues	(2,121,929)	(4,603,742)
Gross loss	(538,292)	(1,177,250)
Total costs and expenses	(3,856,921)	(5,421,538)
Operating loss	(4,395,213)	(6,598,788)
Total other expenses	(372,524)	(33,253)
Loss before taxes from operations	(4,767,737)	(6,632,041)
Provision for income taxes	-	(236)
Net loss	(4,767,737)	(6,632,277)
Net loss attributable to VIEs	(4,581,783)	(6,294,028)

	February 29, 2024	February 28, 2023
	$	$
Net cash provided by/(used in) operating activities	(1,095,367)	(2,655,388)
Net cash (used in)/provided by investing activities	(77,707)	(839,745)
Net cash provided by financing activities	1,074,858	3,567,176
Effect of exchange rate changes on cash and cash equivalents	(4,299)	(22,311)
Net increase in cash and cash equivalents	(102,515)	49,732
Cash and cash equivalents at the beginning of period	249,352	199,620
Cash and cash equivalents at the end of period	146,837	249,352

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

The Company incurred net loss of $5,482,077 during the year ended February 29, 2024. As of February 29, 2024, the Company had total deficit of $18,702,180 and had net cash used by operating activities of $1,833,699. The Company incurred net loss of $7,107,559 during the year ended February 28, 2023. As of February 28, 2023, the Company had total deficit of $13,956,380 and had net cash used in operating activities of $3,101,910.

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

Inventories

Inventories solely consist of consumable parts for sales are stated at the lower of cost or market value. Consumable parts for sales costs include: materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the First in, first out method to its inventory.

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of plant and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize impairment loss based on the fair value of the assets. The Company did not record any impairment losses on long-lived assets during the years ended February 29, 2024 and February 28, 2023.

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

	02292024	02282023
Year end RMB: US$ exchange rate	7.1977	6.9325
Annual average RMB: US$ exchange rate	6.8392	6.5147

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

5. Prepaid Expenses and Other Current Assets

	February 29, 2024	February 28, 2023
Prepayment	421,055	6,062,162
Prepayment for rental (a)	429,923	454,327
Deposit	344,997	729,607
Loan receivable (b)	1,299,420	3,831,230
Advances to employees	541,590	566,435
Other	397,190	335,514
VAT	5,310	143,250
Total	3,439,485	12,122,525
Allowance for doubtful debt	(146,491)	(105,301)
	3,292,994	12,017,224

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of February 29, 2024.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2022	1,071,703	4,686,597	151,119	3,047,337	984,095	9,940,851
Additions during the year	40,922	169,985	1,450	258,709	2,869,271	3,340,337
Disposals during the year	(36,618)	-	-	(565,939)	(2,765,354)	(3,367,911)
Effects of currency translation	(96,739)	(432,155)	(13,692)	(255,822)	(94,856)	(893,264)
At February 28, 2023	979,268	4,424,427	138,877	2,484,285	993,156	9,020,013
Additions during the year	24,526	127,967	3,245	283,149	703,113	1,142,000
Disposals during the year	(38,827)	-	(409)	(108,282)	(669,904)	(817,422)
Effects of currency translation	(35,369)	(169,392)	(5,259)	(100,243)	(38,247)	(348,510)
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081

Accumulated depreciation
At February 28, 2022	808,081	353,746	83,213	872,804	-	2,117,844
Depreciation during the year	143,543	220,273	32,452	690,821	-	1,087,089
Disposals during the year	(29,632)	-	-	(538,956)	-	(568,588)
Effects of currency translation	(79,612)	(45,120)	(9,447)	(87,726)	-	(221,905)
At February 28, 2023	842,380	528,899	106,218	936,943	-	2,414,440
Depreciation during the year	55,234	218,092	13,576	525,581	-	812,483
Disposals during the year	(30,524)	-	(89)	(76,987)	-	(107,600)
Effects of currency translation	(32,269)	(30,348)	(4,586)	(56,865)	-	(124,068)
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255

Net book value
At February 28, 2023	136,888	3,895,528	32,659	1,547,342	993,156	6,605,573
At February 29, 2024	94,777	3,666,359	21,335	1,230,237	988,118	6,000,826

(a) Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

7. Intangible Assets

Cost
At February 28,2022	26,543
Additions during the year	5,434
Disposals during the year	-
Effects of currency translation	(2,718)
At February 28,2023	29,259
Additions during the year	-
Disposals during the year	-
Effects of currency translation	(1,078)
At February 29,2024	28,181
Accumulated depreciation
At February 28,2022	12,090
Depreciation during the year	1,918
Disposals during the year	-
Effects of currency translation	(1,204)
At February 28,2023	12,804
Depreciation during the year	2,086
Disposals during the year	-
Effects of currency translation	(576)
At February 29,2024	14,314
Net book value
At February 28,2023	16,455
At February 29,2024	13,867

The following table presents future amortization as of February 29, 2024:

Year ended February 28,	Amount
2025	$1,982
2026	1,982
2027	1,982
2028	1,982
Thereafter	5,939
$13,867

8. Right-of-use Assets

$
Cost
At February 28,2022	1,756,113
Additions during the year	43,575
Write-off during the year	418,398
Effects of currency translation	(135,506)
At February 28,2023	1,245,784
Additions during the year	40,070
Write-off during the year	991,465
Effects of currency translation	41,555
At February 29,2024	295,874

Accumulated depreciation
At February 28,2022	908,018
Depreciation during the year	663,885
Write-off during the year	418,398
Effects of currency translation	(96,537)
At February 28,2023	1,056,968
Depreciation during the year	133,306
Write-off during the year	983,334
Effects of currency translation	3,393
At February 29,2024	210,333

Net book value
At February 28,2023	188,816
At February 29,2024	85,541

Right of use assets consisted of 5 contracts renting offices, warehouses and parking lots. Contracted terms ranged from one and a half to five years with the earliest start date being January 1, 2020.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of February 29, 2024.

10. Short-term borrowings

On September 25, the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $1,389,333 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 5.00% and maturity date of September 18, 2024. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

11. Other payables and Accruals

	February 29, 2024	February 28, 2023
	$	$
Accrued payroll and welfare payables	310,753	213,576
Deposit	10,319	9,217
Loans payable	697,446	2,981,052
Advanced to employees	70,902	73,013
Refund (a)	972,533	-
Other (b)	402,351	547,767
	2,464,304	3,934,528

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents in the following 12 months.

(b)	Other mainly included collection of parking fees on behalf of a third party.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the years ended February 29, 2024 and February 28, 2023:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Intellegence Triumph Holdings Limited	Former shareholder
(c)	Virtue Victory Holdings Limited	Former shareholder
(d)	Strength Union Holdings Limited	Former shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Former shareholder
(g)	Chuchu Zhang	Shareholder
(i)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	An entity controlled by a shareholder
(j)	Xiujuan Chen	Shareholder

(a) The Company had the following balances due to and due from related parties:

At February 29, 2024 and February 28, 2023, the Company owned funds from the following related parties:

	February 28,		Received	Exchange Rate	February 29,
	2023	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	100,632	1,462	(4,357)	(3,564)	94,173
Total amounts due from related parties	$116,632	$1,462	$(4,357)	$(3,564)	$110,173

	February 28,		Received	Exchange Rate	February 28,
	2022	Provided	Repayment	Translation	2023
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	119,306	3,837	(12,280)	(6,394)	100,632
Xiujuan Chen	39,630	-	(38,374)	(1,256)	-
Total amounts due from related parties	$174,936	$3,837	$(50,654)	$(7,650)	$116,632

At February 29, 2024 and February 28, 2023, the Company owed funds to the following related parties:

	February 28,			Exchange Rate	February 29,
	2023	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,005,196	$678,332	$(35,898)	$(18,541)	$1,629,089
Xiujuan Chen	-	365,540	-	(18,207)	347,333
Chuchu Zhang	28,850	-	-	(1,063)	27,787
Shaoxing Keqiao Zhuyi Technology Co., Ltd	-	32,847,095	(11,036,839)	145,479	21,955,735
Total amounts due to related parties	$1,034,046	$33,890,967	$(11,072,737)	$107,668	$23,959,944

	February 28,			Exchange Rate	February 28,
	2022	Borrowed	Repaid	Translation	2023
Guowei Zhang	$453,049	$689,925	$(94,036)	$(43,742)	$1,005,196
Chuchu Zhang	31,704	-	-	(2,854)	28,850
Total amounts due to related parties	$484,753	$689,925	$(94,036)	$(46,596)	$1,034,046

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

The Company entered into a three-year loan with Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”) on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The Company entered into a two-year interest-free agreement with Zhibo on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of February 28, 2023, the outstanding balance of the two loans combined was RMB 215,280,227.44 (USD$31,053,765).

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

During the year ended February 29, 2024, the Company borrowed $106,472 from Shaoxin Keqiao Zhuyi Technology Co., Ltd. This fund is unsecured, non-interest bearing and due on demand.

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	February 29, 2024	February 28, 2023
	$	$
Loss before tax	(5,482,077)	(7,107,323)
Tax credit calculated at statutory tax rate	(1,370,519)	(1,776,831)
Effect of different tax rates	28,250	19,011
Deferred tax asset not recognized during the year	1,342,269	1,758,056
	-	236

As of February 29, 2024 and February 28, 2023, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	February 29, 2024	February 28, 2023
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,107,917	2,596,691
Allowance on doubtful accounts	50,389	44,607
Deferred tax assets, gross	3,158,306	2,641,298
Less: valuation allowance	(3,158,306)	(2,641,298)
Deferred tax assets, net	-	-

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

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 16 agreements for renting offices, warehouses and parking lots. As of February 29, 2024, the Company has $85,541 of right-of-use assets, $80,165 in current operating lease liabilities and $15,496 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of February 29, 2024	As of February 28, 2023
	$	$
Within 1 year	82,723	86,015
After 1 year but within 5 years	16,384	83,465
Total lease payments	99,107	169,480

Less: imputed interest	(3,446)	(9,433)
Total lease obligations	95,661	160,047
Less: current obligations	(80,165)	(79,817)
Long-term lease obligations	15,496	80,230

15. Long term payable

	February 29, 2024	February 28, 2023
	$	$
Long term payable	2,917,599	31,053,765
	2,917,599	31,053,765

During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of February 29, 2024 represents the refund being paid after 12 months.

The Company entered into a three-year loan with Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”) on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The Company entered into a two-year interest-free agreement with Zhibo on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of February 28, 2023, the outstanding balance of the two loans combined was RMB 215,280,227.44 (USD$31,053,765).

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

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of February 29, 2024 and February 28, 2023 respectively.

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	0%	10%
NCI balances	(852,712)	(768,878)	(14,434)	(20,095)	(86,431)	(5,615)	(82,676)	(47,290)	-	(829)	(1,036,253)	(842,707)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823
Non-current assets	220,813	167,076	-	-	41,406	54,412	114,451	155,341	-	43,083	376,670	419,912
Current assets	102,830	287,442	1,585	1,612	7,559	22,588	26,748	58,085	-	211,816	138,722	581,543
Current liabilities	(564,794)	(466,583)	(54,866)	(86,467)	(283,857)	(91,232)	(94,538)	(40,221)	-	-	(998,055)	(684,503)
Non-current liabilities	-	-	-	-	-	-	-	-	-	-	-	-
Net assets	(241,151)	(12,065)	(53,281)	(84,855)	(234,892)	(14,232)	46,661	173,205	-	254,899	(482,663)	316,952

	Liangshan		Yibin		Xide		Taining		Anping		Total
	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823	022924	022823
Net Assets	(241,151)	(12,065)	(53,281)	(84,855)	(234,892)	(14,232)	46,661	173,205	-	254,899	(482,663)	316,952
Less: Zhuyi capital and additional paid-in capital	(2,377,782)	(2,377,782)	-	-	-	-	(298,228)	(298,228)	-	(262,249)	(2,676,010)	(2,938,259)
Less: OCI	39,956	52,432	(10,115)	(8,479)	(13,857)	(1,739)	(23,375)	(23,458)	-	(472)	(7,391)	18,284
Accumulated Deficits	(2,578,977)	(2,337,415)	(63,396)	(93,334)	(248,749)	(15,971)	(274,942)	(148,481)	-	(7,822)	(3,166,064)	(2,603,023)
Accumulated Deficits attributable to NCI	(851,063)	(771,347)	(12,679)	(18,667)	(82,088)	(5,271)	(76,983)	(41,574)	-	(782)	(1,022,813)	(837,641)
Plus: OCI attributable to NCI	(1,649)	2,469	(1,755)	(1,428)	(4,343)	(344)	(5,693)	(5,716)	-	(47)	(13,440)	(5,066)
NCI balances	(852,712)	(768,878)	(14,434)	(20,095)	(86,431)	(5,615)	(82,676)	(47,290)	-	(829)	(1,036,253)	(842,707)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the year ended February 29, 2024 and February 28, 2023 the Company did not accrue any statutory reserve.

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

The long-term loans are free of interest for the first 32 months however if interest were to charge at an annual rate of 3.45%, interest expense would be $1.13 million per year. The Company adopts 3.45% as an annual interest rate based on the China LPR announced on February 20, 2024 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $112,955 per year.

19. Subsequent Events

On March 14, 2024, Leshan Zhuyi Qifeng Intelligent Technology Development Co. was incorporated under the laws of PRC which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects.

The Company has performed an evaluation of subsequent events through July 2, 2024, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 29, 2024.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of February 29, 2024 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d- 15(f) under the Exchange Act) during the fiscal year ended February 29, 2024.

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons

Zhang Guowei was appointed Chairman of the Board and the sole officer and director of SVMB on June 8, 2022. Guowei Zhang is the current Chief Executive Officer of Intellegence.

Name	Age	Position(s)
Guowei Zhang#	38	CEO, CFO and Director
Hongwei Li#	37	Director
Xiujuan Chen#	50	Director
Chuchu Zhang#	27	Director

# Appointed on January 5, 2023

Guowei Zhang, age 38, Chief Executive Officer, Chief Financial Officer, and Director, has been an officer at Hangzhou Zhuyi Technology Co. since May 2017. Zhang Guowei has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019. Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Zhang Guowei attended Zhejiang Open University.

In 2017, Mr. Zhang founded Hangzhou Zhuyi Technology Co. He invested to develop smart parking APP – Any-e Park and organized numerous parking lots based on the need of the APP’s scenarios together with shareholders and partners. In order to meet the requirements of parking lots, he developed an intelligent management system, an unattended system, and a charging system for parking lots. Since Any e-Park needs more information and data of urban public parking lots, he also led the development of the urban smart parking cloud platform to meet the data needs of city managers for urban public parking lots. In the process of upgrading the intelligent parking lots and expanding the operation business, a series of intelligent parking software and hardware products have been developed successively, and various profit models have been formulated for the development of the company. Later, Zhang founded Jingbo Ecological Technology Co.

Hongwei Li, age 37, Director, has been the supply chain manager of Zhejiang Renlv World Technology Development Co. since 2017 and is familiar with the supply chain process and e-commerce procurement. He has the strong capabilities of supply chain management, team management, and business development.

Xiujuan Chen, age 50, Director, has been the Operating President of Hangzhou Jizhong Ecological Technology Co., Ltd. since 2018.

Chuchu Zhang, age 27, Director, graduated from the University of Sheffield with a master’s degree in management. After graduation, she started served as the general manager of Zhonggu Zongguan Business Development (Hangzhou) Co., Ltd. in September 2020. She is responsible for project planning, on-site coordination, and tracking of delivery issues.

We do not have an independent director.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Ma, other business interests and his involvement with Jingbo Technology, Inc. (formerly SavMobi Technology Inc).

Item 11. Executive Compensation.

Summary Compensation Table

Jingbo Technology, Inc. (formerly SavMobi Technology Inc.) has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception (March 6, 2015) through February 29, 2024.

Executive Compensation

The table below sets forth the positions and compensations for the sole officer and director of SVMB for the year ended February 29, 2024, and for the officers and directors of Intellegence from inception through February 29, 2024. All those active directors listed below were appointed on January 5, 2022.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

Chief Executive Officer and Chairman	Guowei Zhang	2023	$19,608	$0	$0	$19,608
		2022	$13,368	$0	$0	$13,368
Director	Hongwei Li	2023	$0	$0	$0	$0
		2022	$0	$0	$0	$0
Director	Chuchu Zhang	2023	$1,237	$0	$0	$1,237
		2022	$1,131	$0	$0	$1,131
Director	Xiujuan Chen	2023	$0	$0	$0	$0
		2022	$0	$0	$0	$0
Former Sole Officer and	Ma Hongyu	2023	$0	$0	$0	$0
Director		2022	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted awards stock, performance or other equity incentives during the fiscal year ended February 29, 2024 and February 28, 2023.

Employment Contracts

The Company has not entered into any employment agreements with its officer and director.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 29, 2024.

Name	Number of Shares of Common Stock	Percentage	Address
Guowei Zhang	1,000,000	18.81%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Hongwei Li(1)	1,450,000	27.28%	Building C1, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Chuchu Zhang(2)	40,797	0.77%	Room 1704, Unit 2, Building C-14, Zhonghai Huanyutianxia, Qianmo Road, Xixing Street, Binjiang District, Hangzhou City, Zhejiang Province
Xiujuan Chen(3)	59,987	1.13%	No. 1129, Yunji Road, Keqiao, Shaoxing, Zhejiang
(All officers and directors as a group (4 people))	2,550,784	47.99%

Note(s):

1. Represents 1,450,000 Common Stocks held of record by Strength Union Holdings Limited, a British Virgin Islands company wholly-owned by Hongwei Li. The registered address of Strength Union Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands.

2. Represents 40,797 Common Stocks held of record by Virtue Victory Holdings Limited, a British Virgin Islands company wholly-owned by Chuchu Zhang. The registered address of Strength Union Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands.

3. Represents (i) 34,987 Common Stocks held of record by Xiujuan Chen, and (ii) 25,000 Common Stocks held of record by Intellegence Triumph Holdings Limited, a British Virgin Islands company wholly-owned by Xiujuan Chen. The registered address of Intellegence Triumph Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands.

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 5,315,412 shares of common stock to be outstanding.

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

The Company had the following balances due to and due from related parties:

The following is a list of related parties which the Company had transactions with during the years ended February 29, 2024 and February 28, 2023:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Intellegence Triumph Holdings Limited	Former shareholder
(c)	Virtue Victory Holdings Limited	Former shareholder
(d)	Strength Union Holdings Limited	Former shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Former shareholder
(g)	Chuchu Zhang	Shareholder
(i)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	An entity controlled by a shareholder
(j)	Xiujuan Chen	Shareholder

(a) The Company had the following balances due to and due from related parties:

At February 29, 2024 and February 28, 2023, the Company owned funds from the following related parties:

	February 28,		Received	Exchange Rate	February 29,
	2023	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	100,632	1,462	(4,357)	(3,564)	94,173
Total amounts due from related parties	$116,632	$1,462	$(4,357)	$(3,564)	$110,173

	February 28,		Received	Exchange Rate	February 28,
	2022	Provided	Repayment	Translation	2023
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	119,306	3,837	(12,280)	(6,394)	100,632
Xiujuan Chen	39,630	-	(38,374)	(1,256)	-
Total amounts due from related parties	$174,936	$3,837	$(50,654)	$(7,650)	$116,632

At February 29, 2024 and February 28, 2023, the Company owed funds to the following related parties:

	February 28,			Exchange Rate	February 29,
	2023	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,005,196	$678,332	$(35,898)	$(18,541)	$1,629,089
Xiujuan Chen	-	365,540	-	(18,207)	347,333
Chuchu Zhang	28,850	-	-	(1,063)	27,787
Shaoxing Keqiao Zhuyi Technology Co., Ltd	-	32,847,095	(11,036,839)	145,479	21,955,735
Total amounts due to related parties	$1,034,046	$33,890,967	$(11,072,737)	$107,668	$23,959,944

	February 28,			Exchange Rate	February 28,
	2022	Borrowed	Repaid	Translation	2023
Guowei Zhang	$453,049	$689,925	$(94,036)	$(43,742)	$1,005,196
Chuchu Zhang	31,704	-	-	(2,854)	28,850
Total amounts due to related parties	$484,753	$689,925	$(94,036)	$(46,596)	$1,034,046

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

The Company entered into a three-year loan with Beijing Zhibo Innovation Technology Co., Ltd (“Zhibo”) on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The Company entered into a two-year interest-free agreement with Zhibo on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of February 28, 2023, the outstanding balance of the two loans combined was RMB 215,280,227.44 (USD$31,053,765).

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

During the year ended February 29, 2024, the Company borrowed $106,472 from Shaoxin Keqiao Zhuyi Technology Co., Ltd. This fund is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services.

Fees paid to Auditors

Audit Fees

During fiscal years ended February 29, 2024 and February 28, 2023, we incurred approximately $125,000 and $60,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our February 29, 2024 and February 28, 2023 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Jingbo Technology, Inc.

Dated: July 3, 2024	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 3, 2024	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

