Form 10-Q
period 2024-05-31
Jingbo Technology, Inc.
filed 2024-07-22
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56570

Jingbo Technology, Inc.

(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Floor 1 to 6, No. 1 to 10, Chuangyi Road

Yinhu Village, Shoujiang Town

Fuyang District, China.

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

As of July 19, 2024, 5,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2024 (Unaudited)	February 29, 2024 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	609,346	142,434
Restricted cash	5,250	6,071
Accounts receivable	502,832	500,564
Inventories	155,897	203,752
Amount due from related parties	18,462	110,173
Prepaid expenses and other current assets	2,835,398	3,292,994
Total current assets	4,127,185	4,255,988

Non-current assets
Plant and equipment, net	6,033,974	6,000,826
Intangible assets, net	13,291	13,867
Right-of-use assets	66,425	85,541
Other non-current assets	2,388,026	2,510,438
Total non-current assets	8,501,716	8,610,672

Total Assets	12,628,901	12,866,660

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,381,025	1,389,333
Accounts payables	908,986	643,192
Advances from customers	533,189	38,168
Other current payables	3,545,002	2,464,304
Taxes payable	37,621	60,639
Amounts due to related parties	23,992,696	23,959,944
Operating lease liabilities, current	59,867	80,165
Total current liabilities	30,458,386	28,635,745

Non-current liabilities
Operating lease liabilities	15,404	15,496
Long term payable	1,933,435	2,917,599
Total non-current liabilities	1,948,839	2,933,095

Total Liabilities	32,407,225	31,568,840

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 10,000,000,000 shares authorized, 5,315,412 shares issued and outstanding as of May 31, 2024 and February 29, 2024, respectively)	5,315	5,315
Additional paid-in capital	9,530,921	9,530,921
Accumulated deficit	(30,478,905)	(29,311,229)
Accumulated other comprehensive income	2,239,099	2,109,066
Non-controlling interest	(1,074,754)	(1,036,253)
Total (Deficit) Equity	(19,778,324)	(18,702,180)

Total Liabilities and (Deficit) Equity	12,628,901	12,866,660

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

for the three months ended May 31, 2024 and 2023

	2024	2023
	$	$

Net revenues	308,534	460,165
Cost of revenues	(512,305)	(824,298)
Gross loss	(203,771)	(364,133)

Operating expenses:
Selling and marketing expenses	(97,177)	(106,900)
General and administrative expenses	(792,244)	(1,239,604)
Research and development expenses	(81,473)	(103,903)
Impairment losses	-	(4,680)
Total operating expenses	(970,894)	(1,455,087)

Operating income/(loss)	(1,174,665)	(1,819,220)

Other income (expenses):
Interest income	62	163
Interest expense	(27,956)	-
Other income/(expense)	(2,051)	(3,677)
Total other income and (expenses)	(29,945)	(3,514)

Loss before taxes from operations	(1,204,610)	(1,822,734)

Provision for income taxes	(14)	-

Net loss	(1,204,624)	(1,822,734)

Other comprehensive income:
Foreign currency translation income	128,480	398,980
Total comprehensive loss	(1,076,144)	(1,423,754)

Net loss attributable to :
Owners of the Company	(1,167,676)	(1,653,607)
Non-controlling interest	(36,948)	(169,127)
	(1,204,624)	(1,822,734)
Total comprehensive loss attributable to:
Owners of the Company	(1,037,643)	(1,249,210)
Non-controlling interest	(38,501)	(174,544)
	(1,076,144)	(1,423,754)
Loss per common share:
Basic and diluted	(0.23)	(0.00)

Weighted Average Number of Common Share Outstanding:
Basic and Diluted	5,315,412	1,061,900,000

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended May 31, 2024 and 2023

			Additional		Other	Total	Non-
	Common Stock		Paid In	Retained	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2023	1,061,900,000	1,061,900	8,474,336	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net income	-	-	-	(1,653,607)	-	(1,653,607)	(169,127)	(1,822,734)
Foreign currency translation adjustments	-	-	-	-	404,397	404,397	(5,417)	398,980
Balance at, May 31, 2023	1,061,900,000	1,061,900	8,474,336	(25,668,713)	1,769,594	(14,362,883)	(1,017,251)	(15,380,134)

Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income	-	-	-	(1,167,676)		(1,167,676)	(36,948)	(1,204,624)
Foreign currency translation adjustments	-	-	-	-	130,033	130,033	(1,553)	128,480
Balance at, May 31, 2024	5,315,412	5,315	9,530,921	(30,478,905)	2,239,099	(18,703,570)	(1,074,754)	(19,778,324)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended May 31, 2024 and 2023

	2024	2023
	$	$

Net loss	(1,204,624)	(1,822,734)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	194,187	227,077
Depreciation of right-of-use assets	18,934	71,644
Bad debt expense	-	4,680
Loss on disposal of fixed assets	-	9,511
Changes in operating assets and liabilities
Accounts receivable	(5,355)	15,191
Inventories	47,465	(80,815)
Prepaid expenses and other current assets	445,810	1,529,517
Other non-current assets	109,306	102,636
Accounts payable and other current liabilities	866,188	(114,961)
Net cash provided by/(used in) operating activities	471,911	(58,254)

Cash flows from investing activities
Proceeds from sale of property and equipment	-	-
Purchase of property and equipment	(263,943)	(314,134)
Interest-free loan lent to related parties	(1,406)	-
Interest-free loan repaid by related parties	94,170	-
Net cash (used in)/provided by investing activities	(171,179)	(314,134)

Cash flows from financing activities
Proceeds of short-term loans	-	-
Proceeds from interest-free loan from related parties	171,636	513,729
Net cash provided by financing activities	171,636	513,729

Effect of exchange rate changes on cash and cash equivalents	(6,277)	(12,713)

Net increase/(decrease) of cash and cash equivalents	466,091	128,628

Cash and cash equivalents–beginning of year	148,505	331,073

Cash and cash equivalents–end of year	614,596	459,701

Supplementary cash flow information:
Income taxes	14	185
Interest expense	27,956	-

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of the Company issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	May 31, 2024	February 29, 2024
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc. by filing a certificate of amendment with the Nevada Secretary of State. On February 8, 2024, Financial Industry Regulatory Authority (“FINRA”) announced the Company’s name change.

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

a. Contractual agreements with VIEs

Power of Attorney

Pursuant to the power of attorney agreements among the Wholly Foreign Owned Enterprises (“WFOE(s)”), the VIEs and their respective nominee shareholders, each nominee shareholder of the VIEs irrevocably undertakes to appoint the WFOE, as the attorney-in-fact to exercise all of the rights as a shareholder of the VIEs, including, but not limited to, the right to convene and attend shareholders’ meeting, vote on any resolution that requires a shareholder vote, such as appoint or remove directors and other senior management, and other voting rights pursuant to the articles of association (subject to the amendments) of the VIEs. Each power of attorney agreement is irrevocable and remains in effect as long as the nominee shareholders continues to be a shareholder of the VIEs. Unless otherwise required by PRC Laws, none of the VIEs or its shareholders can unilaterally terminate this agreement.

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

	May 31, 2024	February 29, 2024
	$	$
Cash and cash equivalents	592,656	140,766
Restricted cash	5,250	6,071
Accounts receivable	502,832	500,564
Inventories	155,897	203,752
Prepaid expenses and other current assets	2,827,802	3,292,994
Amounts due from related parties	54,058	118,771
Plant and equipment, net	6,033,974	6,000,826
Intangible assets, net	13,291	13,867
Right-of-use assets	66,425	85,541
Other non-current assets	2,388,026	2,510,438
Total Assets	12,640,211	12,873,590
Short-term Loan	1,381,025	1,389,333
Accounts payables	908,986	643,192
Advances from customers	533,189	38,168
Other current payables	3,537,289	2,456,551
Taxes payable	37,621	60,639
Amounts due to related parties	22,814,880	22,812,085
Operating lease liabilities, current	59,867	80,165
Long term payable	1,933,435	2,917,599
Operating lease liabilities, non-current	15,404	15,496
Total Liabilities	31,221,696	30,413,228
Total (Deficit) Equity of VIEs	(18,581,485)	(17,539,638)
Total Liabilities and (Deficit) Equity of VIEs	12,640,211	12,873,590

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
	$	$
Net revenues	308,534	460,165
Cost of revenues	(512,305)	(824,298)
Gross loss	(203,771)	(364,133)
Total costs and expenses	(933,348)	(1,113,370)
Operating loss	(1,137,119)	(1,477,503)
Total other expenses	(29,945)	(2,609)
Loss before taxes from operations	(1,167,064)	(1,480,112)
Provision for income taxes	(14)	-
Net loss	(1,167,078)	(1,480,112)
Net loss attributable to VIEs	(1,130,130)	(1,310,985)

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
	$	$
Net cash provided by/(used in) operating activities	517,094	315,458
Net cash (used in)/provided by investing activities	(198,805)	(314,134)
Net cash provided by financing activities	141,678	175,076
Effect of exchange rate changes on cash and cash equivalents	(8,898)	(13,495)
Net increase in cash and cash equivalents	451,069	162,905
Cash and cash equivalents at the beginning of period	146,837	249,352
Cash and cash equivalents at the end of period	597,906	412,257

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 29, 2024.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, as filed with the SEC on July 5, 2024. Operating results for the three months ended May 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2025.

Going Concern

The Company incurred net loss of $1,204,624 during the three months ended May 31, 2024. As of May 31, 2024, the Company had total deficit of $19,778,324 and had net cash provided by operating activities of $471,911. The Company incurred net loss of $5,482,077 during the year ended February 29, 2024. As of February 29, 2024, the Company had total deficit of $18,702,180 and had net cash used by operating activities of $1,833,699.

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

	05312024	02292024	05312023
Period/Year end RMB: US$ exchange rate	7.2410	7.1977	7.1100
Annual average RMB: US$ exchange rate	7.1148	6.8392	6.8170

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

5. Prepaid Expenses and Other Current Assets

	May 31, 2024	February 29, 2024
Prepayment to vendors	625,915	421,055
Prepayment for rental (a)	426,845	429,923
Deposit	342,905	344,997
Loan receivable (b)	986,396	1,299,420
Advances to employees	144,502	541,590
Other	447,710	397,190
VAT	6,740	5,310
Total	2,981,013	3,439,485
Allowance for doubtful debt	(145,615)	(146,491)
	2,835,398	3,292,994

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of May 31, 2024.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081
Additions during the year	1,271	-	787	-	281,487	283,545
Disposals during the year	-	-	-	-	(19,601)	(19,601)
Effects of currency translation	(5,581)	(26,210)	(830)	(15,303)	(10,474)	(58,398)
At May 31, 2024	925,288	4,356,792	136,411	2,543,606	1,239,530	9,201,627

Accumulated depreciation
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255
Depreciation during the year	9,588	52,655	3,210	128,233	-	193,686
Disposals during the year	-	-	-	-	-	-
Effects of currency translation	(5,159)	(5,205)	(744)	(10,180)	-	(21,288)
At May 31, 2024	839,250	764,093	117,585	1,446,725	-	3,167,653

Net book value
At February 29, 2024	94,777	3,666,359	21,335	1,230,237	988,118	6,000,826
At May 31, 2024	86,038	3,592,699	18,826	1,096,881	1,239,530	6,033,974

(a) Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

7. Intangible Assets

Cost
At February 29,2024	28,181
Additions during the year	-
Disposals during the year	-
Effects of currency translation	(168)
At May 31,2024	28,013
Accumulated depreciation
At February 29,2024	14,314
Depreciation during the year	501
Disposals during the year	-
Effects of currency translation	(93)
At May 31, 2024	14,722
Net book value
At February 29,2024	13,867
At May 31, 2024	13,291

8. Right-of-use Assets

$
Cost
At February 29,2024	295,874
Additions during the year	-
Write-off during the year	(3,282)
Effects of currency translation	(1,712)
At May 31,2024	290,880

Accumulated depreciation
At February 29,2024	210,333
Depreciation during the year	18,934
Write-off during the year	(3,282)
Effects of currency translation	(1,530)
At May 31,2024	224,455

Net book value
At February 29,2024	85,541
At May 31,2024	66,425

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

10. Short-term borrowings

On September 25, 2023, the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $ 1,381,025 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.5% and maturity date of September 18, 2024. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

11. Other payables and Accruals

	May 31, 2024	February 29, 2024
	$	$
Accrued payroll and welfare payables	338,818	310,753
Deposit	8,825	10,319
Loans payable	671,178	697,446
Advanced to employees	84,288	70,902
Refund (a)	1,933,435	972,533
Other (b)	508,458	402,351
	3,545,002	2,464,304

(a)	During the year ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents in the following 12 months.

(b)	Other mainly included collection of parking fees on behalf of a third party.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the three months ended May 31, 2024 and the year ended February 29, 2024:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Intellegence Triumph Holdings Limited	Former shareholder
(c)	Virtue Victory Holdings Limited	Former shareholder
(d)	Strength Union Holdings Limited	Former shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Former shareholder
(g)	Chuchu Zhang	Shareholder
(i)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	An entity controlled by a shareholder
(j)	Xiujuan Chen	Shareholder

(a)	The Company had the following balances due to and due from related parties:

At May 31, 2024 and February 29, 2024, the Company owned funds from the following related parties:

	February 29, 2024	Provided	Received Repayment	Exchange Rate Translation	May 31, 2024
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	1,406	(94,170)	1,053	2,462
Total amounts due from related parties	$110,173	$1,406	$(94,170)	$1,053	$18,462

At February 29, 2024 and May 31, 2024, the Company owed funds to the following related parties:

	February 29, 2024	Borrowed	Repaid	Exchange Rate Translation	May 31, 2024
Guowei Zhang	$1,629,089	$29,958	$-	$(2,878)	$1,656,169
Xiujuan Chen	347,333	141,678	-	(4,547)	484,464
Chuchu Zhang	27,787	-	-	(167)	27,620
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	-	(131,292)	21,824,443
Total amounts due to related parties	$23,959,944	$171,636	$-	$(138,884)	$23,992,696

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

During the three months ended May 31, 2024, the Company did not borrow extra funds or make payments to Shaoxin Keqiao Zhuyi Technology Co., Ltd..

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	May 31, 2024	May 31, 2023
	$	$
Loss before tax	(1,204,610)	(1,822,734)
Tax credit calculated at statutory tax rate	(301,153)	(455,684)
Effect of different tax rates	1,193	13,674
Deferred tax asset not recognized during the year	299,974	442,010
	14	-

As of May 31, 2024 and February 29, 2024, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	May 31, 2024	February 29, 2024
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,272,258	3,107,917
Allowance on doubtful accounts	50,088	50,389
Deferred tax assets, gross	3,322,346	3,158,306
Less: valuation allowance	(3,322,346)	(3,158,306)
Deferred tax assets, net	-	-

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Deferred tax assets have not been recognized in respect of these items because it is not probable that future taxable profits will be available against which the Company can utilize the benefits.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets.

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 16 agreements for renting offices, warehouses and parking lots. As of May 31, 2024, the Company has $66,425 of right-of-use assets, $59,867 in current operating lease liabilities and $15,404 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of May 31, 2024	As of February 29, 2024
	$	$
Within 1 year	64,665	82,723
After 1 year but within 5 years	13,029	16,384
Total lease payments	77,694	99,107

Less: imputed interest	(2,423)	(3,446)
Total lease obligations	75,271	95,661
Less: current obligations	(59,867)	(80,165)
Long-term lease obligations	15,404	15,496

15. Long term payable

	May 31, 2024	February 29, 2024
	$	$
Long term payable	1,933,435	2,917,599
	1,933,435	2,917,599

During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of May 31, 2024 represents the refund being paid in 12 months.

16. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of May 31, 2024 and February 29, 2024 respectively.

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	35%	-
NCI balances	(870,065)	(852,712)	(14,499)	(14,434)	(96,474)	(86,431)	(88,512)	(82,676)	(5,204)	-	(1,074,754)	(1,036,253)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924
Non-current assets	199,725	220,813	-	-	37,630	41,406	101,121	114,451	274,131	-	612,607	376,670
Current assets	103,782	102,830	1,571	1,585	7,956	7,559	48,405	26,748	136,864	-	298,578	138,722
Current liabilities	(592,612)	(564,794)	(54,537)	(54,866)	(307,104)	(283,857)	(123,541)	(94,538)	(340,686)	-	(1,418,480)	(998,055)
Non-current liabilities	-	-	-	-	-	-	-	-	-	-	-	-
Net assets	(289,105)	(241,151)	(52,966)	(53,281)	(261,518)	(234,892)	25,985	46,661	70,309	-	(507,295)	(482,663)

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924	053124	022924
Net Assets	(289,105)	(241,151)	(52,966)	(53,281)	(261,518)	(234,892)	25,985	46,661	70,309	-	(507,295)	(482,663)
Less: Zhuyi capital and additional paid-in capital	(2,377,782)	(2,377,782)	-	-	-	-	(298,228)	(298,228)	(84,753)	-	(2,760,763)	(2,676,010)
Less: OCI	37,638	39,956	(10,434)	(10,115)	(15,761)	(13,857)	(23,458)	(23,375)	(212)	-	(12,227)	(7,391)
Accumulated Deficits	(2,629,249)	(2,578,977)	(63,400)	(63,396)	(277,279)	(248,749)	(295,701)	(274,942)	(14,656)	-	(3,280,285)	(3,166,064)
Accumulated Deficits attributable to NCI	(867,652)	(851,063)	(12,680)	(12,679)	(91,503)	(82,088)	(82,796)	(76,983)	(5,130)	-	(1,059,761)	(1,022,813)
Plus: OCI attributable to NCI	(2,413)	(1,649)	(1,819)	(1,755)	(4,971)	(4,343)	(5,716)	(5,693)	(74)	-	(14,993)	(13,440)
NCI balances	(870,065)	(852,712)	(14,499)	(14,434)	(96,474)	(86,431)	(88,512)	(82,676)	(5,204)	-	(1,074,754)	(1,036,253)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months ended May 31, 2024 and the year ended February 29, 2024, the Company did not accrue any statutory reserve.

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

The long-term loans are free of interest for the first 32 months however if interest were to charge at an annual rate of 3.45%, interest expense would be $752,943 per year. The Company adopts 3.45% as an annual interest rate based on the China LPR announced on June 20, 2024 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $75,294 per year.

19. Significant Event

By the end of May 31, 2024, the Company has decided to entered in travel and wine industries. The Company expects to recognize income from these sources from the second quarter.

20. Subsequent Events

The Company has performed an evaluation of subsequent events through July 19, 2024, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of the Company issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

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

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingbo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

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

Zhongxiang Huji Town Zhuyi Technology Co. (“Huji”) was incorporated on August 14, 2023, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE(s)”) and VIE’s subsidiaries.

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc. by filing a certificate of amendment with the Nevada Secretary of State. On February 8, 2024, Financial Industry Regulatory Authority (“FINRA”) announced the Company’s name change.

On February 28, 2024, the Company changed its fiscal year end from May 31 to the last day of February.

On March 14, 2024, Leshan Zhuyi Qifeng Intelligent Technology Development Co. was incorporated under the laws of PRC which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects.

Corporate Structure

For the Three Months Ended May 31, 2024 Compared to the Three Months Ended May 31, 2023

Revenue

The Company generated $308,534 in revenue during the three months ended May 31, 2024 compared to $460,165 during the three months ended May 31, 2023. Revenue mainly comprised of parking fee. The decrease in revenue was mainly caused by a decrease in sales of parking equipment.

Cost of Revenues

During the three months ended May 31, 2024, the Company incurred $512,305 in cost of revenues compared to $824,298 for the three months ended May 31, 2023. Cost of revenue mainly consisted of depreciation, salary and rental expenses. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Gross loss

Gross loss was $203,771 for the three months ended May 31, 2024 compared to $364,133 for the three months ended May 31, 2023. The decrease was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the three months ended May 31, 2024, we incurred selling and marketing expenses of $97,177 compared to $106,900 for the three months ended May 31, 2023. Selling and marketing expenses for the three months ended May 31, 2024 and 2023 mainly included salary expenses, travelling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in salary and hospitality expenses.

General and Administrative Expenses

During the three months ended May 31, 2024, we incurred general and administrative expenses of $792,244 compared to $1,239,604 incurred during the three months ended May 31, 2023. General and administrative expenses incurred during the three months ended May 31, 2024 mainly consisted of salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in professional fees.

Research and development expenses

During the three months ended May 31, 2024, we incurred research and development expenses of $81,473 compared to $103,903 for the three months ended May 31, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the three months ended May 31, 2024 and 2023 was $1,204,624 and $1,653,607 respectively.

Liquidity and Capital Resources

Working capital	May 31, 2024	February 29, 2024
Total current assets	$4,127,185	$4,255,988
Total current liabilities	30,458,386	28,635,745
Working capital deficit	$(26,331,201)	$(24,379,757)

Total deficit for the three months ended May 31, 2024 was $26,331,201 compared to $24,379,757 for the three months ended May 31, 2023. To date, we have financed our operations primarily from related party loans.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the three months ended May 31, 2024 and 2023.

	Three Months Ended May 31, 2024	Three Months Ended May 31, 2023
Net cash provided by/(used in) operating activities	471,911	(58,254)
Net cash used in investing activities	(171,179)	(314,134)
Net cash provided by financing activities	171,636	513,729
Effect of exchange rate changes on cash and cash equivalents	(6,277)	(12,713)
Net increase/(decrease) in cash and cash equivalents	466,091	128,628
Cash and cash equivalents at the beginning of period	148,505	331,073
Cash and cash equivalents at the end of period	614,596	459,701

Cash Flows from Operating Activities

For the three months ended May 31, 2024, net cash provided by operating activities was $471,911, mainly comprised of a net loss of $1,204,624 and offset by depreciation and amortization expenses of $194,187, a decrease in prepaid expenses and other current assets of $445,810 and an increase in accounts payable and other current liabilities of $866,188. For the three months ended May 31, 2023, net cash used in operating activities was $58,254, primarily consisted of a net loss of $1,822,734 and offset by a decrease in prepaid expenses and other current assets of $1,529,517 and depreciation and amortization of $227,077.

Cash Flows from Investing Activities

Net cash used in investing activities was $171,179 for the three months ended May 31, 2024, mainly comprising a purchase of property and equipment of $263,943 and offset by interest-free loan repaid by related parties of $94,170. For the three months ended May 31, 2023, net cash used in investing activities was $314,134, solely for a purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended May 31, 2024, net cash provided by financing activities was $171,636 compared $513,729 for the three months ended May 31, 2023, both of which came from proceeds from interest-free loan from related parties.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 29, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2024, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Not applicable.

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

Jingbo Technology, Inc.
(Registrant)

Date: July 19, 2024	By:	/s/ Zhang Guowei
Zhang Guowei
President, Chief Executive Officer, Chief Financial Officer and Secretary and Director

