Form 10-K/A
period 2024-02-29
Jingbo Technology, Inc.
filed 2024-08-15
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

The sole purpose of the amendment #1 (the “Amendment”) to the form 10-K for the fiscal year ended February 29, 2024 filed on July 3, 2024 (the “Original Filing”), is to correct the unintentional mistake and indicate by checkmark that the registrant is not a shell company. In other sections of the report no other changes have been made to the body of the 10-K for the fiscal year ended February 29, 2024, or exhibits 31.1, 32.1, and 32.2.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Jingbo Technology, Inc.

Dated: August 15, 2024	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 15, 2024	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

