Form 10-Q
period 2024-08-31
Jingbo Technology, Inc.
filed 2024-10-11
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56570

Jingbo Technology, Inc.

(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Building B8, China Zhigu, Yinhu Street,
Fuyang District, Hangzhou,
Zhejiang, China.	310000
(Address of principal executive offices)	(Zip Code)

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

As of October 11, 2024, 5,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended August 31, 2024 and 2023 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended August 31, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 31, 2024 and 2023 (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
SIGNATURES		32

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	August 31, 2024 (Unaudited)	February 29, 2024 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	1,279,035	142,434
Restricted cash	7,121	6,071
Accounts receivable	382,484	500,564
Inventories	135,799	203,752
Amount due from related parties	16,000	110,173
Prepaid expenses and other current assets	3,609,839	3,292,994
Total current assets	5,430,278	4,255,988

Non-current assets
Plant and equipment, net	5,936,504	6,000,826
Intangible assets, net	10,742	13,867
Right-of-use assets	113,370	85,541
Other non-current assets	1,695,201	2,510,438
Total non-current assets	7,755,817	8,610,672

Total Assets	13,186,095	12,866,660

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,410,437	1,389,333
Accounts payables	826,389	643,192
Advances from customers	120,733	38,168
Other current payables	6,858,253	2,464,304
Taxes payable	48,883	60,639
Amounts due to related parties	24,326,107	23,959,944
Operating lease liabilities, current	45,868	80,165
Total current liabilities	33,636,670	28,635,745

Non-current liabilities
Operating lease liabilities	69,544	15,496
Long term payable	987,306	2,917,599
Total non-current liabilities	1,056,850	2,933,095

Total Liabilities	34,693,520	31,568,840

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 50,000,000 shares authorized, 5,315,412 shares issued and outstanding as of August 31, 2024 and February 29, 2024, respectively)	5,315	5,315
Additional paid-in capital	9,530,921	9,530,921
Accumulated deficit	(32,931,974)	(29,311,229)
Accumulated other comprehensive income	2,091,244	2,109,066
Non-controlling interest	(202,931)	(1,036,253)
Total (Deficit) Equity	(21,507,425)	(18,702,180)

Total Liabilities and (Deficit) Equity	13,186,095	12,866,660

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended August 31, 2024	Three months ended August 31, 2023	Six months ended August 31, 2024	Six months ended August 31, 2023
	$	$	$	$
Net revenues	396,242	344,507	704,776	804,672
Cost of revenues	(697,567)	(607,427)	(1,209,872)	(1,431,725)
Gross income/(loss)	(301,325)	(262,920)	(505,096)	(627,053)

Operating expenses:
Selling and marketing expenses	(320,770)	(69,740)	(417,947)	(176,640)
General and administrative expenses	(964,204)	(735,682)	(1,756,448)	(1,975,286)
Research and development expenses	(85,511)	(100,931)	(166,984)	(204,834)
Impairment reversal/(loss)	-	56	-	(4,624)
Total operating expenses	(1,370,485)	(906,297)	(2,341,379)	(2,361,384)

Operating loss	(1,671,810)	(1,169,217)	(2,846,475)	(2,988,437)

Interest income	19	162	81	325
Interest expense	(33,265)		(61,221)
Other income/(expense)	(2,567,834)	(305,752)	(2,569,885)	(309,429)
Total other income/(expenses)	(2,601,080)	(305,590)	(2,631,025)	(309,104)

Income before income tax expense	(4,272,890)	(1,474,807)	(5,477,500)	(3,297,541)
Income tax expense	-	-	(14)	-
Net loss	(4,272,890)	(1,474,807)	(5,477,514)	(3,297,541)

Other comprehensive loss:
Foreign current translation income/(loss)	(137,850)	343,867	(9,370)	742,847
Total comprehensive loss	(4,410,740)	(1,130,940)	(5,486,884)	(2,554,694)

Net loss attributable to:
Owners of the Company	(4,262,965)	(1,443,947)	(5,430,641)	(3,097,554)
Non-controlling interest	(9,925)	(30,860)	(46,873)	(199,987)
	(4,272,890)	(1,474,807)	(5,477,514)	(3,297,541)
Total comprehensive loss attributable to:
Owners of the Company	(4,401,376)	(1,096,690)	(5,439,019)	(2,345,900)
Non-controlling interest	(9,364)	(34,250)	(47,865)	(208,794)
	(4,410,740)	(1,130,940)	(5,486,884)	(2,554,694)

Loss per common share:
Basic and diluted	(0.80)	(0.00)	(1.03)	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	5,315,412	1,061,900,000	5,315,412	1,061,900,000

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended August 31, 2024 and 2023

			Additional		Other	Total	Non-
	Common Stock		Paid In	Retained	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2023	1,061,900,000	1,061,900	8,474,336	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net income	-	-	-	(3,097,554)	-	(3,097,554)	(199,987)	(3,297,541)
Foreign currency translation adjustments	-	-	-	-	751,654	751,654	(8,807)	742,847
Balance at, August 31, 2023	1,061,900,000	1,061,900	8,474,336	(27,112,660)	2,116,851	(15,459,573)	(1,051,501)	(16,511,074)

Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income	-	-	-	(5,430,641)	-	(5,430,641)	(46,873)	(5,477,514)
Foreign currency translation adjustments	-	-	-	-	(8,378)	(8,378)	(992)	(9,370)
Disposal of subsidiaries	-	-	-	1,809,896	(9,444)	1,800,452	881,187	2,681,639
Balance at, August 31, 2024	5,315,412	5,315	9,530,921	(32,931,974)	2,091,244	(21,304,494)	(202,931)	(21,507,425)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended August 31, 2024 and 2023

	2024	2023
	$	$

Net loss	(5,477,514)	(3,297,541)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	352,672	441,293
Depreciation of right-of-use assets	32,323	93,698
Bad debt expense	-	4,624
Loss on disposal of fixed assets	225,323	9,397
Loss on disposal of subsidiaries	2,125,703	-
Changes in operating assets and liabilities
Accounts receivable	126,280	24,871
Inventories	71,386	(134,009)
Prepaid expenses and other current assets	(268,090)	677,682
Other non-current assets	857,425	213,155
Accounts payable and other current liabilities	2,596,625	448,576
Net cash provided by/(used in) operating activities	642,133	(1,518,254)

Cash flows from investing activities
Purchase of property and equipment	(418,429)	(310,370)
Interest-free loan lent to related parties	(2,126)	-
Interest-free loan repaid by related parties	98,184	-
Net cash (used in)/provided by investing activities	(322,371)	(310,370)

Cash flows from financing activities
Proceeds from long-term loan		2,871,869
Repayment of interest-free loan to related parties	(257,579)	(2,089,338)
Proceeds from interest-free loan from related parties	276,000	1,009,666
Disposal of subsidiaries, net of cash disposed of	812,647	-
Net cash provided by financing activities	831,068	1,792,197

Effect of exchange rate changes on cash and cash equivalents	(13,179)	(12,518)

Net increase/(decrease) of cash and cash equivalents	1,137,651	(48,945)

Cash and cash equivalents–beginning of year	148,505	331,073

Cash and cash equivalents–end of year	1,286,156	282,128

Supplementary cash flow information:
Income taxes	14	185
Interest expense	61,221	-

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc by filing a certificate of amendment with the Nevada Secretary of State. On February 8, 2024, Financial Industry Regulatory Authority (“FINRA”) announced the Company’s name change.

On February 28, 2024, the Company changed its fiscal year from May 31 to the last day of February.

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

On August 27, 2024, Hangzhou Zhuyi entered into a shares transfer agreement with Qiaofei Li and Haikou. Pursuant to the agreement, Hangzhou Zhuyi transferred all the equity interest of Haikou to Qiaofei Li for consideration of $0. Haikou has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Lili Xu and Yibin. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the entity interest it owned in Yibin to Lili Xu for consideration of $0. Yibin has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Changsen Chi and Liangshan. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the equity interest it owned in Liangshan to Changsen Chi for consideration of $0. Linghsan has no material operations before the transfer, and Hangzhou received a valuation report from a third party before it entered into the agreement.

On August 22, 2024, Hangzhou Zhuyi passed a shareholder resolution. Pursuant to the resolution, given that Linglingyi has no material operations, the shareholder has decided to liquidate Linglingyi. The disposition process was completed on September 11, 2024, the last day of announcement period, pursuant to the applicable laws in China.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities (“VIE”s) and VIE’s subsidiaries (Collectively, the “Group”).

a. Contractual agreements with VIEs

Power of Attorney

Pursuant to the power of attorney agreements among the Wholly Foreign Owned Enterprises (“WFOEs”), the VIEs and their respective nominee shareholders, each nominee shareholder of the VIEs irrevocably undertakes to appoint the WFOE, as the attorney-in-fact to exercise all of the rights as a shareholder of the VIEs, including, but not limited to, the right to convene and attend shareholders’ meeting, vote on any resolution that requires a shareholder vote, such as appoint or remove directors and other senior management, and other voting rights pursuant to the articles of association (subject to the amendments) of the VIEs. Each power of attorney agreement is irrevocable and remains in effect as long as the nominee shareholders continues to be a shareholder of the VIEs. Unless otherwise required by PRC Laws, none of the VIEs or its shareholders can unilaterally terminate this agreement.

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

	August 31, 2024	February 29, 2024
	$	$
Cash and cash equivalents	1,271,977	140,766
Restricted cash	7,121	6,071
Accounts receivable	382,484	500,564
Inventories	135,799	203,752
Prepaid expenses and other current assets	3,609,839	3,292,994
Amounts due from related parties	87,836	118,771
Plant and equipment, net	5,936,504	6,000,826
Intangible assets, net	10,742	13,867
Right-of-use assets	113,370	85,541
Other non-current assets	1,695,201	2,510,438
Total Assets	13,250,873	12,873,590
Short-term Loan	1,410,437	1,389,333
Accounts payables	826,389	643,192
Advances from customers	120,733	38,168
Other current payables	6,850,389	2,456,551
Taxes payable	48,883	60,639
Amounts due to related parties	22,902,249	22,812,085
Operating lease liabilities, current	45,868	80,165
Long term payable	987,306	2,917,599
Operating lease liabilities, non-current	69,544	15,496
Total Liabilities	33,261,798	30,413,228
Total Deficit of VIEs	(20,010,925)	(17,539,638)
Total Liabilities and Deficit of VIEs	13,250,873	12,873,590

	Six months ended August 31, 2024	Six months ended August 31, 2023
	$	$
Net revenues	704,776	804,672
Cost of revenues	(1,209,872)	(1,431,725)
Gross loss	(505,096)	(627,053)
Total costs and expenses	(2,008,096)	(1,832,031)
Operating loss	(2,513,192)	(2,459,084)
Total other expenses	(2,631,025)	(308,982)
Loss before taxes from operations	(5,144,217)	(2,768,066)
Provision for income taxes	(14)	-
Net loss	(5,144,231)	(2,768,066)
Net loss attributable to VIEs	(5,097,358)	(2,568,079)

	Six Months Ended August 31, 2024	Six Months Ended August 31, 2023
	$	$
Net cash used in operating activities	975,306	(957,689)
Net cash used in investing activities	(385,534)	(310,370)
Net cash provided by financing activities	555,068	1,294,934
Effect of exchange rate changes on cash and cash equivalents	(12,579)	(12,518)
Net increase in cash and cash equivalents	1,132,261	14,357
Cash and cash equivalents at the beginning of period	146,837	249,352
Cash and cash equivalents at the end of period	1,279,098	263,709

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 29, 2024.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, as filed with the SEC on July 5, 2024. Operating results for the six months ended August 31, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2025.

Going Concern

The Company incurred net loss of $5,477,514 during the six months ended August 31, 2024. As of August 31, 2024, the Company had total deficit of $21,507,425 and had net cash used by operating activities of $642,133 . The Company incurred net loss of $5,482,077 during the year ended February 29, 2024. As of February 29, 2024, the Company had total deficit of $18,702,180 and had net cash used by operating activities of $1,833,699.

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

	08312024	02292024	08312023
Period/Year end RMB: US$ exchange rate	7.0900	7.1977	7.2582
Annual average RMB: US$ exchange rate	7.0565	6.8392	6.8996

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

5. Prepaid Expenses and Other Current Assets

	August 31, 2024	February 29, 2024
Prepayment to vendors	$515,443	$421,055
Prepayment for rental (a)	436,360	429,923
Deposit	268,851	344,997
Loan receivable (b)	1,470,435	1,299,420
Advances to employees	633,287	541,590
Other	433,224	397,190
VAT	956	5,310
Total	3,758,556	3,439,485
Allowance for doubtful debt	(148,717)	(146,491)
	3,609,839	3,292,994

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of August 31, 2024.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building	Vehicles	Project Facilities	Construction in progress	Total
Cost	$	$	$	$	$	$
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081
Additions during the year	2,437	-	4,419	1,581	442,308	450,745
Disposals during the year	(287,141)	(28,697)	(87,962)	(772,182)	(32,316)	(1,208,298)
Effects of currency translation	15,466	66,715	2,468	42,512	13,073	140,234
At August 31, 2024	660,360	4,421,020	55,379	1,830,820	1,411,183	8,378,762

Accumulated depreciation
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255
Depreciation during the year	16,727	105,498	5,771	221,324	-	349,320
Disposals during the year	(271,075)	(6,248)	(81,414)	(591,923)	-	(950,660)
Effects of currency translation	13,883	10,417	2,107	21,936	-	48,343
At August 31, 2024	594,356	826,310	41,583	980,009	-	2,442,258

Net book value
At February 29, 2024	94,777	3,666,359	21,335	1,230,237	988,118	6,000,826
At August 31, 2024	66,004	3,594,710	13,796	850,811	1,411,183	5,936,504

(a) Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

7. Intangible Assets

Cost	$
At February 29,2024	28,181
Additions during the year	-
Disposals during the year	-
Effects of currency translation	428
At August 31,2024	28,609
Accumulated depreciation
At February 29,2024	14,314
Depreciation during the year	3,352
Disposals during the year	-
Effects of currency translation	201
At August 31, 2024	17,867
Net book value
At February 29,2024	13,867
At August 31, 2024	10,742

8. Right-of-use Assets

$
Cost
At February 29,2024	295,874
Additions during the year	65,658
Write-off during the year	(22,402)
Effects of currency translation	4,291
At August 31,2024	343,421

Accumulated depreciation
At February 29,2024	210,333
Depreciation during the year	32,323
Write-off during the year	(15,879)
Effects of currency translation	3,274
At August 31,2024	230,051

Net book value
At February 29,2024	85,541
At August 31,2024	113,370

Right of use assets consisted of 6 contracts renting offices, warehouses and parking lots. Contracted terms ranged from two to fifteen years with the earliest start date being January 1, 2020.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of August 31, 2024.

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

11. Other payables and Accruals

	August 31, 2024	February 29, 2024
	$	$
Accrued payroll and welfare payables	347,640	310,753
Deposit	9,013	10,319
Loans payable	309,119	697,446
Advanced to employees	-	70,902
Refund (a)	2,961,918	972,533
Other (b)	3,230,563	402,351
	6,858,253	2,464,304

(a)	During the year ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents within 12 months.

(b)	Other mainly included collection of parking fees on behalf of a third party and a transfer of business to a third party. Disclosed in the first quarter, the Company would enter into travel and wine industry. However, after evaluation, the Company withdrew this decision.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the six months ended August 31, 2024 and the year ended February 29, 2024:

	Name	Relationship
(a)	Hongwei Li	Former shareholder
(b)	Intellegence Triumph Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Strength Union Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Shareholder
(g)	Chuchu Zhang	Shareholder
(h)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	An entity controlled by a shareholder
(i)	Xiujuan Chen	Shareholder

(a)	The Company had the following balances due to and due from related parties:

At August 31, 2024 and February 29, 2024, the Company owned funds from the following related parties:

	February 29,		Received	Exchange Rate	August 31,
	2024	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	-	-	5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	2,126	(98,184)	1,885	-
Total amounts due from related parties	$110,173	$2,126	(98,184)	1,885	16,000

At August 31, 2024 and February 29, 2024, the Company owed funds to the following related parties:

	February 29,			Exchange Rate	August 31,
	2024	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,629,089	$276,000	-	7,310	1,912,399
Xiujuan Chen	347,333	-	-	5,276	352,609
Chuchu Zhang	27,787	-	-	422	28,209
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	(257,579)	334,735	22,032,891
Total amounts due to related parties	$23,959,944	$276,000	(257,579)	347,742	24,326,108

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

During the six months ended August 31, 2024, the Company did not borrow extra fund from but made payments of $257,579 to Shaoxing Keqiao Zhuyi Technology Co., Ltd..

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	August 31, 2024	August 31, 2023
	$	$
Loss before tax	(5,477,500)	(3,297,541)
Tax credit calculated at statutory tax rate	(1,369,375)	(824,385)
Effect of different tax rates	11,772	21,179
Deferred tax asset not recognized during the year	1,357,617	803,206
	14	-

As of August 31, 2024 and February 29, 2024, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	August 31, 2024	February 29, 2024
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,614,325	3,107,917
Allowance on doubtful accounts	51,155	50,389
Deferred tax assets, gross	3,665,480	3,158,306
Less: valuation allowance	(3,665,480)	(3,158,306)
Deferred tax assets, net	-	-

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

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 6 agreements for renting offices, warehouses and parking lots. As of August 31, 2024, the Company has $113,370 of right-of-use assets, $45,868 in current operating lease liabilities and $69,544 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	August 31, 2024	February 29, 2024
	$	$
Within 1 year	49,369	82,723
After 1 year but within 5 years	35,873	16,384
Over 5 years	50,776	-
Total lease payments	136,018	99,107

Less: imputed interest	(20,606)	(3,446)
Total lease obligations	115,412	95,661
Less: current obligations	(45,868)	(80,165)
Long-term lease obligations	69,544	15,496

15. Long term payable

	August 31, 2024	February 29, 2024
	$	$
Long term payable	987,306	2,917,599
	987,306	2,917,599

During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of August 31, 2024 represents the refund being paid in 12 months.

16. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of August 31, 2024 and February 29, 2024 respectively.

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924
NCI ownership interest	0%	33%	0%	20%	33%	33%	28%	28%	35%	-
NCI balances	-	(852,712)	-	(14,434)	(99,832)	(86,431)	(97,079)	(82,676)	(6,020)	-	(202,931)	(1,036,253)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924
Non-current assets	-	220,813	-	-	34,828	41,406	90,321	114,451	481,791	-	606,940	376,670
Current assets	-	102,830	-	1,585	6,974	7,559	31,364	26,748	205,945	-	244,283	138,722
Current liabilities	-	(564,794)	-	(54,866)	(324,029)	(283,857)	(100,509)	(94,538)	(562,522)	-	(987,060)	(998,055)
Non-current liabilities	-	-	-	-	-	-	-	-	(56,804)	-	(56,804)	-
Net assets	-	(241,151)	-	(53,281)	(282,227)	(234,892)	21,176	46,661	68,410	-	(192,641)	(482,663)

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924	083124	022924
Net Assets	-	(241,151)	-	(53,281)	(282,227)	(234,892)	21,176	46,661	68,410	-	(192,641)	(482,663)
Less: Zhuyi capital and additional paid-in capital	-	(2,377,782)	-	-	-	-	(298,228)	(298,228)	(84,753)	-	(382,981)	(2,676,010)
Less: OCI	-	39,956	-	(10,115)	(10,495)	(13,857)	(48,491)	(23,375)	(429)	-	(35,133)	(7,391)
Accumulated Deficits	-	(2,578,977)	-	(63,396)	(292,722)	(248,749)	(325,543)	(274,942)	(16,772)	-	(610,755)	(3,166,064)
Accumulated Deficits attributable to NCI	-	(851,063)	-	(12,679)	(96,599)	(82,088)	(91,152)	(76,983)	(5,870)	-	(186,821)	(1,022,813)
Plus: OCI attributable to NCI	-	(1,649)	-	(1,755)	(3,233)	(4,343)	(5,927)	(5,693)	(150)	-	(9,310)	(13,440)
NCI balances	-	(852,712)	-	(14,434)	(99,832)	(86,431)	(97,079)	(82,676)	(6,020)	-	(202,931)	(1,036,253)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the six months ended August 31, 2024 and the year ended February 29, 2024, the Company did not accrue any statutory reserve.

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

19. Subsequent Events

The Company has performed an evaluation of subsequent events through October 11, 2024, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed below.

On September 3, 2024, the Board of Directors of the Company (the “Board”) approved the Authorized Shares Increase. On September 3, 2024, Strength Union Holdings Limit, Guowei Zhang, Qiuqin Li, Jianfei Liu and Qiaofei Li (collectively referred to as the “Majority Stockholders”) approved the Authorized Shares Increase by written consent in lieu of a meeting, in accordance with Nevada law. The Majority Stockholders voted in favor to amend the Company’s Certificate of Incorporation, as amended, to increase the total number of authorized shares of Common Stock from 50,000,000 to 50,000,000,000.

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc by filing a certificate of amendment with the Nevada Secretary of State. On February 8, 2024, Financial Industry Regulatory Authority (“FINRA”) announced the Company’s name change.

On February 28, 2024, the Company changed its fiscal year end from May 31 to the last day of February.

On March 14, 2024, Leshan Zhuyi Qifeng Intelligent Technology Development Co. was incorporated under the laws of PRC which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects.

On August 27, 2024, Hangzhou Zhuyi entered into a shares transfer agreement with Qiaofei Li and Haikou. Pursuant to the agreement, Hangzhou Zhuyi transferred all the equity interest of Haikou to Qiaofei Li for consideration of $0. Haikou has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Lili Xu and Yibin. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the entity interest it owned in Yibin to Lili Xu for consideration of $0. Yibin has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Changsen Chi and Liangshan. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the equity interest it owned in Liangshan to Changsen Chi for consideration of $0. Linghsan has no material operations before the transfer, and Hangzhou received a valuation report from a third party before it entered into the agreement.

On August 22, 2024, Hangzhou Zhuyi passed a shareholder resolution. Pursuant to the resolution, given the Linglingyi has no material operations, the shareholder has decided to liquidate Linglingyi. The disposition process will be completed on September 11, 2024, the last day of announcement period, pursuant to the applicable laws in China.

Corporate Structure

Strength Union Holdings Limited
Virtue Victory Holdings Limited
Intellegence Triumph Holdings Limited
ZHANG Guowei
27.31%
24.48%
23.54%
18.83%
94.17%
Jingbo Technology, Inc.
100%
Intellegence Parking Group Limited
Cayman, 2022
100%
Intellegence Parking (Hongkong) Limited.
Hong Kong, 2022
Offshore
100%
Huixin Zhiying (Hangzhou) Technology Co.
(WFOE) PRC, 2022
Onshore
Contractual Arrangements
Zhejiang Jingbo Ecological Technology Co.
PRC, 2019
100%
Hangzhou Zhuyi Technology Co.
PRC, 2017
65%
Leshan Zhuyi Qifeng Intelligent Technology Development Co.
100%
Zhejiang Linglingyi Network Technology Co.
100%
Zhongxiang Huji Town Zhuyi Technology Co.
67%
Xide Zhuyi Technology Co.
100%
Hubei Tongpo Parking Management Co.
72%
Zhuyi Technology (Taining) Co.

For the Three Months Ended August 31, 2024 Compared to the Three Months Ended August 31, 2023

Revenue

The Company generated $396,242 in revenue during the three months ended August 31, 2024 compared to $344,507 during the three months ended August 31, 2023. Revenue mainly comprised of parking fee. Revenue generated over the three months ended August 31, 2024 and August 31, 2023 was very similar. The Company operated in normal circumstances.

Cost of Revenues

During the three months ended August 31, 2024, the Company incurred $697,567 in cost of revenues compared to $607,427 for the three months ended August 31, 2023. Cost of revenue mainly consisted of depreciation, salary and rental expenses. Cost of revenues incurred over the three months ended August 31, 2024 and August 31, 2023 was very similar and in line with revenue. The Company operated in normal circumstances.

Gross loss

Gross loss was $301,325 for the three months ended August 31, 2024 compared to $262,920 for the three months ended August 31, 2023. The increase in gross loss was in line with the growth in cost of revenues.

Selling and marketing expenses

During the three months ended August 31, 2024, we incurred selling and marketing expenses of $320,770 compared to $69,740 for the three months ended August 31, 2023. Selling and marketing expenses for the three months ended August 31, 2024 and 2023 mainly included salary expenses, travelling expenses, hospitality expenses and professional fees. The increase in selling and marketing expenses was primarily due to an increase in professional expenses.

General and Administrative Expenses

During the three months ended August 31, 2024, we incurred general and administrative expenses of $964,204 compared to $735,682 incurred during the three months ended August 31, 2023. General and administrative expenses incurred during the three months ended August 31, 2024 mainly consisted of business hospitality expenses, salary expense and professional fees. The increase in general and administrative expenses was mainly due to the increase in business hospitality expenses and professional fees.

Research and development expenses

During the three months ended August 31, 2024, we incurred research and development expenses of $85,511 compared to $100,931 for the three months ended August 31, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the three months ended August 31, 2024 and 2023 was $4,272,890 and $1,474,807 respectively. The substantial increase in net loss was mainly due to the loss on disposal of subsidiaries.

For the Six Months Ended August 31, 2024 Compared to the Six Months Ended August 31, 2023

Revenue

The Company generated $704,776 in revenue during the six months ended August 31, 2024 compared to $804,672 during the six months ended August 31, 2023. Revenue mainly comprised of parking fee. The decrease in revenue was mainly caused by a decrease in sales of parking equipment.

Cost of Revenues

During the six months ended August 31, 2024, the Company incurred $1,209,872 in cost of revenues compared to $1,431,725 for the six months ended August 31, 2023. Cost of revenue mainly consisted of depreciation, salary and rental expenses. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Gross loss

Gross loss was $505,096 for the six months ended August 31, 2024 compared to $627,053 for the six months ended August 31, 2023. The decrease was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the six months ended August 31, 2024, we incurred selling and marketing expenses of $417,947 compared to $176,640 for the six months ended August 31, 2023. Selling and marketing expenses for the six months ended August 31, 2024 and 2023 mainly included salary expenses, travelling expenses, hospitality expenses and professional fees. The increase in selling and marketing expenses was primarily due to an increase in professional fees.

General and Administrative Expenses

During the six months ended August 31, 2024, we incurred general and administrative expenses of $1,756,448 compared to $1,975,286 incurred during the six months ended August 31, 2023. General and administrative expenses incurred during the six months ended August 31, 2024 mainly consisted of business hospitality expense, office expenses, salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in professional fees.

Research and development expenses

During the six months ended August 31, 2024, we incurred research and development expenses of $166,984 compared to $204,834 for the six months ended August 31, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the six months ended August 31, 2024 and 2023 was $5,477,514 and $3,297,541 respectively. The substantial increase in net loss was mainly due to the loss on disposal of subsidiaries.

Liquidity and Capital Resources

Working capital	August 31, 2024	February 29, 2024
Total current assets	$5,430,278	$4,255,988
Total current liabilities	33,636,670	28,635,745
Working capital deficit	$(28,206,392)	$(24,379,757)

Total deficit for the six months ended August 31, 2024 was $28,206,392 compared to $24,379,757 for the year ended February 29, 2024. To date, we have financed our operations primarily from related party loans.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the six months ended August 31, 2024 and 2023.

	Six Months Ended August 31, 2024	Six Months Ended August 31, 2023
Net cash used in operating activities	642,133	(1,518,254)
Net cash used in investing activities	(322,371)	(310,370)
Net cash provided by financing activities	831,068	1,792,197
Effect of exchange rate changes on cash and cash equivalents	(13,179)	(12,518)
Net increase/(decrease) in cash and cash equivalents	1,137,651	(48,945)
Cash and cash equivalents at the beginning of period	148,505	331,073
Cash and cash equivalents at the end of period	1,286,156	282,128

Cash Flows from Operating Activities

For the six months ended August 31, 2024, net cash provided by operating activities was $642,133, mainly comprised of a net loss of $5,477,514 and offset by loss on disposal of subsidiaries of $2,125,703 and a decrease in other non-current assets of $857,425. For the six months ended August 31, 2023, net cash used in operating activities was $1,518,254, primarily consisted of a net loss of $3,297,541 and offset by an increase in prepaid expenses and other current assets of $677,682 and depreciation and amortization of $441,293.

Cash Flows from Investing Activities

Net cash used in investing activities was $322,371 for the six months ended August 31, 2024, mainly comprising a purchase of property and equipment of $418,429 and offset by interest-free loan repaid by related parties of $98,184..For the six months ended August 31, 2023, net cash used in investing activities was $310,370, solely for a purchase of property and equipment.

Cash Flows from Financing Activities

For the six months ended August 31, 2024, net cash provided by financing activities was $831,068 compared $1,792,197 for the six months ended August 31, 2023, both of which came from proceeds from interest-free loan from related parties.

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

In accordance with the National Bureau of Statistics of China, the year-over-year percentage changes in the consumer price index for March 2021,2022, and 2023 were 4.4%,2%, and 0.2% respectively. Inflation in China has not materially affected our profitability and operating results. However, we can provide no assurance that we will be unaffected by higher inflation rates in China in the future.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 29, 2024, as filed on July 5, 2024 and amended on August 15, 2024, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2024, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: October 11, 2024	By:	/s/ Zhang Guowei
Zhang Guowei
President, Chief Executive Officer, Chief Financial Officer and Secretary and Director

