Form 10-Q
period 2024-11-30
Jingbo Technology, Inc.
filed 2025-01-17
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 17, 2025, 555,315,412 shares of the issuer’s common stock were issued and outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2024 (Unaudited)	February 29, 2024 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	141,990	142,434
Restricted cash	6,638	6,071
Accounts receivable	347,256	500,564
Inventories	134,415	203,752
Amount due from related parties	16,363	110,173
Prepaid expenses and other current assets	5,790,271	3,292,994
Total current assets	6,436,933	4,255,988

Non-current assets
Plant and equipment, net	5,673,467	6,000,826
Intangible assets, net	9,738	13,867
Right-of-use assets	94,323	85,541
Other non-current assets	1,680,216	2,510,438
Total non-current assets	7,457,744	8,610,672

Total Assets	13,894,677	12,866,660

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,380,777	1,389,333
Accounts payables	862,255	643,192
Advances from customers	3,865,024	38,168
Other current payables	3,930,276	2,464,304
Taxes payable	51,451	60,639
Amounts due to related parties	24,650,383	23,959,944
Operating lease liabilities, current	26,572	80,165
Total current liabilities	34,766,738	28,635,745

Non-current liabilities
Operating lease liabilities	65,502	15,496
Long term payable	966,544	2,917,599
Total non-current liabilities	1,032,046	2,933,095

Total Liabilities	35,798,784	31,568,840

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 50,000,000,000 and 50,000,000 shares authorized, 555,315,412 and 5,315,412 share issued and outstanding as of November 30, 2024 and February 29, 2024, respectively)	555,315	5,315
Additional paid-in capital	8,980,921	9,530,921
Accumulated deficit	(33,676,030)	(29,311,229)
Accumulated other comprehensive income	2,410,435	2,109,066
Non-controlling interest	(174,748)	(1,036,253)
Total (Deficit) Equity	(21,904,107)	(18,702,180)

Total Liabilities and (Deficit) Equity	13,894,677	12,866,660

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended November 30, 2024	Three months ended November 30, 2023	Nine months ended November 30, 2024	Nine months ended November 30, 2023
	$	$	$	$
Net revenues	784,206	305,559	1,488,982	1,110,231
Cost of revenues	(841,439)	(549,449)	(2,051,311)	(1,981,174)
Gross loss	(57,233)	(243,890)	(562,329)	(870,943)

Operating expenses:
Selling and marketing expenses	(9,992)	(42,019)	(427,939)	(218,659)
General and administrative expenses	(588,216)	(949,461)	(2,344,664)	(2,924,747)
Research and development expenses	(110,401)	(94,341)	(277,385)	(299,175)
Impairment reversal/(loss)	-	149	-	(4,475)
Total operating expenses	(708,609)	(1,085,672)	(3,049,988)	(3,447,056)

Operating loss	(765,842)	(1,329,562)	(3,612,317)	(4,317,999)

Interest income	471	154	552	479
Interest expense	(14,817)	(9,818)	(76,038)	(9,818)
Other income/(expense)	54,552	(13,146)	(2,515,333)	(322,575)
Total other income/(expenses)	40,206	(22,810)	(2,590,819)	(331,914)

Income before income tax expense	(725,636)	(1,352,372)	(6,203,136)	(4,649,913)
Income tax expense	(796)	-	(810)	-
Net loss	(726,432)	(1,352,372)	(6,203,946)	(4,649,913)

Other comprehensive income (loss):
Foreign currency translation income/(loss)	285,288	(354,036)	275,918	388,811
Total comprehensive loss	(441,144)	(1,706,408)	(5,928,028)	(4,261,102)

Net loss attributable to:
Owners of the Company	(752,503)	(1,330,058)	(6,183,144)	(4,427,612)
Non-controlling interest	26,071	(22,314)	(20,802)	(222,301)
	(726,432)	(1,352,372)	(6,203,946)	(4,649,913)
Total comprehensive loss attributable to:
Owners of the Company	(457,771)	(1,693,398)	(5,896,790)	(4,039,298)
Non-controlling interest	16,627	(13,010)	(31,238)	(221,804)
	(441,144)	(1,706,408)	(5,928,028)	(4,261,102)

Loss per common share:
Basic and diluted	(0.01)	(0.00)	(0.20)	(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	83,886,840	1,061,900,000	31,410,303	1,061,900,000

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended November 30, 2024 and 2023

			Additional		Other	Total Shareholders’	Non-
	Common Stock		Paid In	Retained	Comprehensive	(Deficit)	controlling	Total
	Shares	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2023	1,061,900,000	1,061,900	8,474,336	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net loss	-	-	-	(4,427,612)	-	(4,427,612)	(222,301)	(4,649,913)
Foreign currency translation adjustments	-	-	-	-	388,314	388,314	497	388,811
Balance at, November 30, 2023	1,061,900,000	1,061,900	8,474,336	(28,442,718)	1,753,511	(17,152,971)	(1,064,511)	(18,217,482)

Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)

Net loss	-	-	-	(6,183,144)	-	(6,183,144)	(20,802)	(6,203,946)
Foreign currency translation adjustments	-	-	-	-	286,354	286,354	(10,436)	275,918
Issuance of common stocks	550,000,000	550,000	(550,000)	-	-	-	-	-
Disposal of subsidiaries	-	-	-	1,818,343	15,015	1,833,358	892,743	2,726,101
Balance at, November 30, 2024	555,315,412	555,315	8,980,921	(33,676,030)	2,410,435	(21,729,359)	(174,748)	(21,904,107)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended November 30, 2024 and 2023

	2024	2023
	$	$

Net loss	(6,203,946)	(4,649,913)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	561,977	609,273
Depreciation of right-of-use assets	48,666	120,933
Bad debt expense	-	4,475
Loss on disposal of fixed assets	221,161	776
Loss on disposal of subsidiaries	2,086,434	-
Changes in operating assets and liabilities
Accounts receivable	151,333	49,873
Inventories	68,584	(431,531)
Prepaid expenses and other current assets	(2,536,115)	(3,278,762)
Other non-current assets	840,143	330,804
Accounts payable and other current liabilities	3,554,712	5,422,028
Net cash used in operating activities	(1,207,051)	(1,822,044)

Cash flows from investing activities
Purchase of property and equipment	(484,198)	(53,188)
Purchase of other non current assets	(21,695)	-
Interest-free loan lent to related parties	2,086	-
Interest-free loan repaid by related parties	96,004	-
Net cash used in investing activities	(407,803)	(53,188)

Cash flows from financing activities
Proceeds of short-term loan	-	1,402,615
Proceeds from long-term loan	-	2,779,263
Repayment of interest-free loan to related parties	(263,927)	(3,637,976)
Proceeds from interest-free loan from related parties	1,098,177	1,069,957
Disposal of subsidiaries, net of cash disposed of	797,634	-
Net cash provided by financing activities	1,631,884	1,613,859

Effect of exchange rate changes on cash and cash equivalents	(16,907)	(6,949)

Net change of cash and cash equivalents	123	(268,322)

Cash and cash equivalents–beginning of year	148,505	331,073

Cash and cash equivalents–end of year	148,628	62,751

Supplementary cash flow information:
Income taxes	810	179
Interest expense	76,038	9,818

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	November 30, 2024	February 28, 2023
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%

Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc by filing a certificate of amendment with the Nevada Secretary of State. On February 8, 2024, Financial Industry Regulatory Authority (“FINRA”) announced the Company’s name change.

On February 28, 2024, the Company changed its fiscal year from May 31 to the last day of February.

On March 14, 2024, Leshan Zhuyi Qifeng Intelligent Technology Development Co. (“Leshan”) was incorporated under the laws of PRC which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects.

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

	November 30, 2024	February 29, 2024
	$	$
Cash and cash equivalents	130,788	140,766
Restricted cash	6,638	6,071
Accounts receivable	347,256	500,564
Inventories	134,415	203,752
Prepaid expenses and other current assets	5,790,271	3,292,994
Amounts due from related parties	91,980	118,771
Plant and equipment, net	5,673,467	6,000,826
Intangible assets, net	9,738	13,867
Right-of-use assets	94,323	85,541
Other non-current assets	1,680,216	2,510,438
Total Assets	13,959,092	12,873,590
Short-term Loan	1,380,777	1,389,333
Accounts payables	862,255	643,192
Advances from customers	3,865,024	38,168
Other current payables	3,922,565	2,456,551
Taxes payable	51,451	60,639
Amounts due to related parties	23,122,925	22,812,085
Operating lease liabilities, current	26,572	80,165
Long term payable	966,544	2,917,599
Operating lease liabilities, non-current	65,502	15,496
Total Liabilities	34,263,615	30,413,228
Total Deficit of VIEs	(20,304,523)	(17,539,638)
Total Liabilities and Deficit of VIEs	13,959,092	12,873,590

	Nine months ended November 30, 2024	Nine months ended November 30, 2023
	$	$
Net revenues	1,488,982	1,110,231
Cost of revenues	(2,051,311)	(1,981,174)
Gross loss	(562,329)	(870,943)
Total costs and expenses	(2,609,175)	(2,805,460)
Operating loss	(3,171,504)	(3,676,403)
Total other expenses	(2,590,819)	(331,791)
Loss before taxes from operations	(5,762,323)	(4,008,194)
Provision for income taxes	(810)	-
Net loss	(5,763,133)	(4,008,194)
Net loss attributable to VIEs	(5,742,331)	(3,785,893)

	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023
	$	$
Net cash used in operating activities	(766,196)	(1,162,825)
Net cash used in investing activities	(479,641)	(53,188)
Net cash provided by financing activities	1,252,284	1,036,276
Effect of exchange rate changes on cash and cash equivalents	(15,858)	(6,949)
Net change in cash and cash equivalents	(9,411)	(186,686)
Cash and cash equivalents at the beginning of period	146,837	249,352
Cash and cash equivalents at the end of period	137,426	62,666

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 29, 2024.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, as filed with the SEC on July 5, 2024. Operating results for the nine months ended November 30, 2024 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2025.

Going Concern

The Company incurred net loss of $6,203,946 during the nine months ended November 30, 2024. As of November 30, 2024, the Company had total deficit of $21,904,107 and had net cash used in operating activities of $1,207,051 . The Company incurred net loss of $5,482,077 during the year ended February 29, 2024. As of February 29, 2024, the Company had total deficit of $18,702,180 and had net cash used by operating activities of $1,833,699.

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

	11302024	02292024	11302023
Period/Year end RMB: US$ exchange rate	7.2423	7.1977	7.1360
Annual average RMB: US$ exchange rate	7.1893	6.8392	7.1295

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

5. Prepaid Expenses and Other Current Assets

	November 30, 2024	February 29, 2024
Prepayment to vendors	$2,612,810	$421,055
Prepayment for rental (a)	427,183	429,923
Deposit	265,064	344,997
Loan receivable (b)	1,444,516	1,299,420
Advances to employees	824,592	541,590
Other	361,695	397,190
VAT	-	5,310
Total	5,935,860	3,439,485
Allowance for doubtful debt	(145,589)	(146,491)
	5,790,271	3,292,994

(a)	Prepayment for rental included a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on December 31, 2030. The Company has paid full rent as of November 30, 2024.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property and Equipment

	Furniture, fixtures and office equipment	Building	Vehicles	Project Facilities	Construction in progress	Total
Cost	$	$	$	$	$	$
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081

Additions during the year	2,392	-	4,838	454,430	448,361	910,020
Disposals during the year	(281,837)	(28,167)	(86,337)	(757,917)	(425,822)	(1,580,080)
Effects of currency translation	(3,680)	(26,786)	(243)	(13,539)	(6,250)	(50,497)
At November 30, 2024	646,473	4,328,049	54,712	2,241,883	1,004,407	8,275,524

Accumulated depreciation
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255
Depreciation during the year	23,044	155,323	8,312	368,903	-	555,582
Disposals during the year	(266,068)	(6,132)	(79,910)	(580,987)	-	(933,097)
Effects of currency translation	(3,362)	(5,506)	(185)	(6,630)	-	(15,683)
At November 30, 2024	588,435	860,328	43,336	1,109,958	-	2,602,057

Net book value
At February 29, 2024	94,777	3,666,359	21,335	1,230,237	988,118	6,000,826
At November 30, 2024	58,038	3,467,721	11,376	1,131,925	1,004,407	5,673,467

(a) Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

7. Intangible Assets

Cost	$
At February 29, 2024	28,181
Additions during the year	-
Disposals during the year	-
Effects of currency translation	(173)
At November 30, 2024	28,008
Accumulated depreciation
At February 29, 2024	14,314
Depreciation during the year	4,073
Disposals during the year	-
Effects of currency translation	(117)
At November 30, 2024	18,270
Net book value
At February 29, 2024	13,867
At November 30, 2024	9,738

8. Right-of-use Assets

$
Cost
At February 29, 2024	295,874
Additions during the year	64,445
Write-off during the year	(18,740)
Effects of currency translation	(5,380)
At November 30, 2024	336,199

Accumulated depreciation
At February 29, 2024	210,333
Depreciation during the year	48,666
Write-off during the year	(12,338)
Effects of currency translation	(4,785)
At November 30, 2024	241,876

Net book value
At February 29, 2024	85,541
At November 30, 2024	94,323

Right of use assets consisted of 6 contracts renting offices, warehouses and parking lots. Contracted terms ranged from two to fifteen years with the earliest start date being January 1, 2020.

9. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on January 1, 2021 and will end on July 9, 2039. The Company has paid full rent as of November 30, 2024.

10. Short-term borrowings

On September 18, 2024, the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $ 1,380,777 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.50% and maturity date of September 17, 2025. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

11. Other payables and Accruals

	November 30, 2024	February 29, 2024
	$	$
Accrued payroll and welfare payables	351,093	310,753
Deposit	8,823	10,319
Loans payable	283,059	697,446
Advanced to employees	-	70,902
Refund (a)	2,899,631	972,533
Other	387,670	402,351
	3,930,276	2,464,304

(a)	During the year ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents within 12 months.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the nine months ended November 30, 2024 and the year ended February 29, 2024:

	Name	Relationship
(a)	Hongwei Li	Former shareholder
(b)	Intellegence Triumph Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Strength Union Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Shareholder
(g)	Chuchu Zhang	Shareholder
(h)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	An entity controlled by a shareholder
(i)	Xiujuan Chen	Shareholder

(a)	The Company had the following balances due to and due from related parties:

At November 30, 2024 and February 29, 2024, the Company owned funds from the following related parties:

	February 29,		Received	Exchange Rate	November 30,
	2024	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	-	-	5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	2,086	(96,004)	108	363
Total amounts due from related parties	$110,173	$2,086	(96,004)	108	16,363

At November 30, 2024 and February 29, 2024, the Company owed funds to the following related parties:

	February 29,			Exchange Rate	November 30,
	2024	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,629,089	$379,600	-	(2,965)	2,005,724
Xiujuan Chen	347,333	718,577	-	(7,397)	1,058,513
Chuchu Zhang	27,787	-	-	(171)	27,616
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	(263,927)	(133,278)	21,558,530
Total amounts due to related parties	$23,959,944	$1,098,177	(263,927)	(143,811)	24,650,383

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

During the nine months ended November 30, 2024, the Company did not borrow extra fund from but made payments of $263,927 to Shaoxing Keqiao Zhuyi Technology Co., Ltd..

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	November 30, 2024	November 30, 2023
	$	$
Loss before tax	(6,203,136)	(4,649,913)
Tax credit calculated at statutory tax rate	(1,550,784)	(1,162,478)
Effect of different tax rates	16,102	25,669
Deferred tax asset not recognized during the year	1,535,492	1,136,809
	810	-

As of November 30, 2024 and February 29, 2024, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	November 30, 2024	February 29, 2024
	$	$
Deferred tax assets:
Net operating loss carrying forward	4,175,686	3,107,917
Allowance on doubtful accounts	50,079	50,389
Deferred tax assets, gross	4,225,765	3,158,306
Less: valuation allowance	(4,225,765)	(3,158,306)
Deferred tax assets, net	-	-

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

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 6 agreements for renting offices, warehouses and parking lots. As of November 30, 2024, the Company has $94,323 of right-of-use assets, $26,572 in current operating lease liabilities and $65,502 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	November 30, 2024	February 29, 2024
	$	$
Within 1 year	29,605	82,723
After 1 year but within 5 years	31,862	16,384
Over 5 years	49,707	-
Total lease payments	111,174	99,107

Less: imputed interest	(19,100)	(3,446)
Total lease obligations	92,074	95,661
Less: current obligations	(26,572)	(80,165)
Long-term lease obligations	65,502	15,496

15. Long term payable

	November 30, 2024	February 29, 2024
	$	$
Long term payable	966,544	2,917,599
	966,544	2,917,599

During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of November 30, 2024 represents the refund being paid in 12 months.

16. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of November 30, 2024 and February 29, 2024 respectively.

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	113024	022924	113024	022924	113024	022924	113024	022924	113024	022924	113024	022924
NCI ownership interest	0%	33%	0%	20%	33%	33%	28%	28%	35%	-
NCI balances	-	(852,712)	-	(14,434)	(107,651)	(86,431)	(95,769)	(82,676)	28,672	-	(174,748)	(1,036,253)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Liangshan		Yibin		Xide		Taining			Leshan		Total
	113024	022924	113024	022924	113024	022924	113024		022924	113024	022924	113024	022924
Non-current assets	-	220,813	-	-	30,567	41,406	79,023		114,451	496,605	-	606,195	376,670
Current assets	-	102,830	-	1,585	8,941	7,559	26,911		26,748	143,536	-	179,388	138,722
Current liabilities	-	(564,794)	-	(54,866)	(334,900)	(283,857)	(92,898)		(94,538)	(421,370)	-	(849,168)	(998,055)
Non-current liabilities	-	-	-	-	-	-		-	-	(56,146)	-	(56,146)	-
Net assets	-	(241,151)	-	(53,281)	(295,392)	(234,892)	13,036		46,661	162,625	-	(119,731)	(482,663)

	Liangshan		Yibin		Xide		Taining		Leshan		Total
	113024	022924	113024	022924	113024	022924	113024	022924	113024	022924	113024	022924
Net Assets	-	(241,151)	-	(53,281)	(295,392)	(234,892)	13,036	46,661	162,625	-	(119,731)	(482,663)
Less: Zhuyi capital and additional paid-in capital	-	(2,377,782)	-	-	-	-	(298,228)	(298,228)	(84,753)	-	(382,981)	(2,676,010)
Less: OCI	-	39,956	-	(10,115)	(15,759)	(13,857)	(36,550)	(23,375)	2,024	-	(50,285)	(7,391)
Accumulated Deficits	-	(2,578,977)	-	(63,396)	(311,151)	(248,749)	(321,742)	(274,942)	79,896	-	(552,997)	(3,166,064)
Accumulated Deficits attributable to NCI	-	(851,063)	-	(12,679)	(102,681)	(82,088)	(90,088)	(76,983)	27,964	-	(164,805)	(1,022,813)
Plus: OCI attributable to NCI	-	(1,649)	-	(1,755)	(4,970)	(4,343)	(5,681)	(5,693)	708	-	(9,943)	(13,440)
NCI balances	-	(852,712)	-	(14,434)	(107,651)	(86,431)	(95,769)	(82,676)	28,672	-	(174,748)	(1,036,253)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the nine months ended November 30, 2024 and the year ended February 29, 2024, the Company did not accrue any statutory reserve.

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

19. Subsequent Events

The Company has performed an evaluation of subsequent events through January 14, 2025, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed below.

On December 9, 2024, the Acquisition was completed pursuant to the terms of the Shares Exchange Agreement dated November 18, 2024 described in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2024. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu. Xinghe is the sole shareholder of Keqiao Limited, which is incorporated in Hong Kong and holds 100% of Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”), which is incorporated in Guangzhou, China. Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao Technology Co., Ltd. (“Guangzhou Keqiao”), giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao. Guangzhou Keqiao is the sole shareholder of Shaoxing Keqiao Zhuyi Technology Co., Ltd. (“Shaoxing Keqiao”), an innovative technology company incorporated in China specializing in intelligent parking projects. After the Acquisition, the Company will continue its smart parking business in Zhejiang, China. Shaoxing Keqiao is an innovative technology company specializing in intelligent parking projects in Zhejiang, China. The platform owned by Shaoxing Keqiao supports online payment of parking fees, enabling seamless access to parking spaces, which greatly improves the user’s parking experience. Shaoxing Keqiao utilizes modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to provide solutions for the intelligent management and service of urban parking resources. Prior to the Acquisition, the Company’s ability to continue as a going concern was dependent on long-term loan in the amount of $22,032,891 (the “Debt”) owed to Shaoxing Keqiao. Following the Acquisition, the Company no longer owes the Debt to Shaoxing Keqiao or to the controlling person of Shaoxing Keqiao.

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

Corporate Structure

For the Three Months Ended November 30, 2024 Compared to the Three Months Ended November 30, 2023

Revenue

The Company generated $784,206 in revenue during the three months ended November 30, 2024 compared to $305,559 during the three months ended November 30, 2023. Revenue mainly comprised of parking fee. The increase in revenue was contributed by the revenue from Leshan .

Cost of Revenues

During the three months ended November 30, 2024, the Company incurred $841,439 in cost of revenues compared to $549,449 for the three months ended November 30, 2023. The increase in cost of revenue was mainly due to the cost from Leshan which is in line with change in revenue.

Gross loss

Gross loss was $57,233 for the three months ended November 30, 2024 compared to $243,890 for the three months ended November 30, 2023. The decrease in gross loss was in line with the changes in revenue and cost of revenues.

Selling and marketing expenses

During the three months ended November 30, 2024, we incurred selling and marketing expenses of $9,992 compared to $42,019 for the three months ended November 30, 2023. Selling and marketing expenses for the three months ended November 30, 2024 and 2023 mainly included salary expenses, travelling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in professional fees.

General and Administrative Expenses

During the three months ended November 30, 2024, we incurred general and administrative expenses of $588,216 compared to $949,461 incurred during the three months ended November 30, 2023. General and administrative expenses incurred during the three months ended November 30, 2024 mainly consisted of business hospitality expenses, salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in main expenses stated above.

Research and development expenses

During the three months ended November 30, 2024, we incurred research and development expenses of $110,401 compared to $94,341 for the three months ended November 30, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The increase in R&D expenses was contributed by an increase in depreciation  expenses.

Net loss

As the result of foregoing, the net loss for the three months ended November 30, 2024 and 2023 was $726,432 and $1,352,372 respectively. The decrease in net loss was attributed to the profits brought by Leshan.

For the Nine Months Ended November 30, 2024 Compared to the Nine Months Ended November 30, 2023

Revenue

The Company generated $1,488,982 in revenue during the nine months ended November 30, 2024 compared to $1,110,231 during the nine months ended November 30, 2023. The increase in revenue was contributed by the revenue from Leshan which was not available in previous quarters.

Cost of Revenues

During the nine months ended November 30, 2024, the Company incurred $2,051,311 in cost of revenues compared to $1,981,174 for the nine months ended November 30, 2023. The increase in cost of revenues was mainly due to the cost from Lesha.

Gross loss

Gross loss was $562,329 for the nine months ended November 30, 2024 compared to $870,943 for the nine months ended November 30, 2023. The decrease was mainly because of the profitable operation by Leshan.

Selling and marketing expenses

During the nine months ended November 30, 2024, we incurred selling and marketing expenses of $427,939 compared to $218,659 for the nine months ended November 30, 2023. Selling and marketing expenses for the nine months ended November 30, 2024 and 2023 mainly included salary expenses, travelling expenses, hospitality expenses and professional fees. The increase in selling and marketing expenses was primarily due to an increase in professional fees.

General and Administrative Expenses

During the nine months ended November 30, 2024, we incurred general and administrative expenses of $2,344,664 compared to $2,924,747 incurred during the nine months ended November 30, 2023. General and administrative expenses incurred during the nine months ended November 30, 2024 mainly consisted of business hospitality expense, office expenses, salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in professional fees.

Research and development expenses

During the nine months ended November 30, 2024, we incurred research and development expenses of $277,385 compared to $299,175 for the nine months ended November 30, 2023. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in salary expenses.

Net loss

As the result of foregoing, the net loss for the nine months ended November 30, 2024 and 2023 was $6,203,946 and $4,649,913 respectively. The substantial increase in net loss was mainly due to the loss on disposal of subsidiaries.

Liquidity and Capital Resources

Working capital	November 30, 2024	February 29, 2024
Total current assets	$6,436,933	$4,255,988
Total current liabilities	34,766,738	28,635,745
Working capital deficit	$(28,329,805)	$(24,379,757)

Total deficit for the nine months ended November 30, 2024 was $28,329,805 compared to $24,379,757 for the year ended February 29, 2024. To date, we have financed our operations primarily from related party loans.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the nine months ended November 30, 2024 and 2023.

	Nine Months Ended November 30, 2024	Nine Months Ended November 30, 2023
Net cash used in operating activities	(1,207,051)	(1,822,044)
Net cash used in investing activities	(407,803)	(53,188)
Net cash provided by financing activities	1,631,884	1,613,859
Effect of exchange rate changes on cash and cash equivalents	(16,907)	(6,949)
Net increase/(decrease) in cash and cash equivalents	123	(268,322)
Cash and cash equivalents at the beginning of period	148,505	331,073
Cash and cash equivalents at the end of period	148,628	62,751

Cash Flows from Operating Activities

For the nine months ended November 30, 2024, net cash used in operating activities was $1,207,051, mainly comprised of a net loss of $6,203,946 and offset by loss on disposal of subsidiaries of $ 2,086,434 and an increase in accounts payable and other current liabilities of $3,554,712 .. For the nine months ended November 30, 2023, net cash used in operating activities was $1,822,044, primarily consisted of a net loss of $4,649,913 and an increase in prepaid expenses and other current assets of $3,278,762 and offset by an increase in accounts payable and other current liabilities of $5,422,028.

Cash Flows from Investing Activities

Net cash used in investing activities was $407,803 for the nine months ended November 30, 2024, mainly comprising a purchase of property and equipment of $484,198 and offset by interest-free loan repaid by related parties of $96,004. For the nine months ended November 30, 2023, net cash used in investing activities was $53,188 solely for a purchase of property and equipment.

Cash Flows from Financing Activities

For the nine months ended November 30, 2024, net cash provided by financing activities was $1,631,884, mainly contributed by proceeds from interest-free loan from related parties, compared $1,613,859 for the nine months ended November 30, 2023, consisting of proceeds from short-term loan, long-term loan, interest-free loan from related party, and offset by repayment of interest-free loan from related parties.

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

Jingbo Technology, Inc.
(Registrant)

Date: January 17, 2025	By:	/s/ Zhang Guowei
Zhang Guowei
President, Chief Executive Officer, Chief Financial Officer and Secretary and Director

