Form 10-K/A
period 2024-02-29
Jingbo Technology, Inc.
filed 2025-03-14
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 2

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

Documents Incorporated By Reference: None

PART I

VIE Structure and Risks Relating to Our Corporate Structure

Jingbo Technology, Inc. is a Cayman Islands holding company conducting its operations in Chinese Mainland through the Huixin WFOE, its consolidated VIEs and their subsidiaries. The Company has equity interests in Huixin WFOE, however, neither the Company nor its subsidiaries own any share in the VIEs. Instead, the Company control and receive the economic benefits of the VIEs’ business operation through a series of contractual arrangements (the “VIE Agreements”). To comply with Chinese Mainland laws and regulations, the Company does not have an equity ownership interest in its VIEs but rely on the VIE Agreements with VIEs to control and operate their businesses. The VIE Agreements are designed to provide Huixin WFOE, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of the VIEs, including absolute control rights and the rights to the assets, property, and revenues of the VIEs. As a result of these contractual arrangements, which have not been tested in a court of law in the Chinese Mainland, the assets and liabilities of the VIEs are treated as the Company’s assets and liabilities and the results of operations of the VIEs are treated in all aspects as if they were the results of the Company’s operations due to the satisfaction for consolidation of the VIEs under generally accepted accounting principles in the United States (“U.S. GAAP”). The Company is the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the Chinese Mainland laws and regulations, including but not limited to the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the Chinese Mainland government in this regard. Our VIE Agreements may not be effective in providing control over the VIEs. The contractual arrangements have not been judicially tested in the Chinese Mainland and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. We rely on the VIE Agreements with VIEs to control and operate their businesses. The investors may never hold equity interests in such VIEs. We may also be subject to sanctions imposed by Chinese Mainland regulatory agencies including Chinese Securities Regulatory Commission, or CSRC, if we fail to comply with their rules and regulations. We may also be subject to Chinese Mainland laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in Chinese Mainland, and the recent statements and regulatory actions by the Chinese Mainland government relating to data security may affect our remaining business operations in Chinese Mainland or even our ability to offer securities in the United States. We are also subject to the risks and uncertainties about any future actions of the Chinese Mainland government that could disallow the VIE structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information.

The following diagram illustrates our corporate structure as of the date of this annual report. It omits certain entities that are immaterial to our results of operations, business and financial condition and also omits certain trusts and limited partnership enterprises we consolidate. The relationships between, on the one hand, our consolidated VIEs, and on the other, Huixin WFOE as illustrated in this diagram are governed by contractual arrangements and do not constitute equity ownership. The dissolution has been approved by Huixin WFOE pursuant to the relevant variable interest entity agreements. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information

Risks Associated with Being Based in or Having the Majority of our Operations in Chinese Mainland

We are exposed to legal and operational risks associated with our operations in Chinese Mainland. The Chinese Mainland government has significant authority to exert influence on the ability of a company with operations in Chinese Mainland, including us, to conduct its business. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Chinese Mainland may be harmed by changes in its laws and regulations, including those relating to taxation, data information, antitrust, finance, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Any actions by the Chinese Mainland government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in companies having operations in Chinese Mainland, including us, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, and cause the value of our securities to significantly decline or become worthless. These Chinese Mainland-related risks could result in a material change in our operations and/or the value of our securities, or could significantly limit or completely hinder our ability to offer securities to investors in the future and potentially cause the value of such securities to significantly decline or become worthless.

The Chinese Mainland government may exert, at any time, substantial intervention and influence over the manner of our operations. Recently, the Chinese Mainland government initiated a series of regulatory actions and statements to regulate business operations in Chinese Mainland with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over Chinese Mainland-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews and new laws and regulations related to data security, and expanding the efforts in anti-monopoly enforcement.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information and important data worldwide is rapidly evolving in Chinese Mainland and is likely to remain uncertain for the foreseeable future. Regulatory authorities in Chinese Mainland have implemented and are considering a number of legislative and regulatory proposals concerning data protection. For example, the PRC Cybersecurity Law, which became effective in June 2017, established Chinese Mainland’s first national-level data protection for “network operators,” which may include all organizations in Chinese Mainland that connect to or provide services over the internet or other information network. The PRC Data Security Law, which was promulgated by the Standing Committee of PRC National People’s Congress, or the SCNPC, on June 10, 2021 and became effective on September 1, 2021, outlines the main system framework of data security protection.

The amended Measures of Cybersecurity Review, which was promulgated by the Cyberspace Administration of China (the “CAC”) in December 2021 and came into effect on February 15, 2022, requires cyberspace operators with personal information of more than one million users to file for cybersecurity review with the Cybersecurity Review Office (the “CRO”), in the event such operators plan for an overseas listing. The amended Measures of Cybersecurity Review provide that, among others, an application for cybersecurity review must be made by an issuer that is a “critical information infrastructure operator” or a “data processing operator” as defined therein before such issuer’s securities become listed in a foreign country, if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the Chinese Mainland may initiate cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect China’s national security. In August 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in Chinese Mainland, and the processing of personal information of persons outside of Chinese Mainland if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in Chinese Mainland. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in Chinese Mainland the personal information generated or collected in Chinese Mainland, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Moreover, pursuant to the Personal Information Protection Law, persons who seriously violate this law may be fined for up to RMB50 million or 5% of annual revenues generated in the prior year and may also be ordered to suspend any related activity by competent authorities.

In November 2021, the CAC released the Regulations on Network Data Security (draft for public comments) and accepted public comments until December 13, 2021. The draft Regulations on Network Data Security provide more detailed guidance on how to implement the general legal requirements under laws such as the Cybersecurity Law, Data Security Law and the Personal Information Protection Law. The draft Regulations on Network Data Security follow the principle that the state will regulate based on a data classification and multi-level protection scheme, under which data is largely classified into three categories: general data, important data and core data. Under the current cybersecurity laws in Chinese Mainland, critical information infrastructure operators that intend to purchase internet products and services that may affect national security must be subject to the cybersecurity review. On July 30, 2021, the State Council of the PRC promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, which took effect on September 1, 2021. The regulations require, among others, that certain competent authorities shall identify critical information infrastructures. If any critical information infrastructure is identified, they shall promptly notify the relevant operators and the Ministry of Public Security.

Currently, the cybersecurity laws and regulations have not directly affected our business and operations, but in anticipation of the strengthened implementation of cybersecurity laws and regulations and the expansion of our business, we face potential risks if we are deemed as a critical information infrastructure operator under the Cybersecurity Law. In such case, we must fulfill certain obligations as required under the Cybersecurity Law and other applicable laws, including, among others, storing personal information and important data collected and produced within the Chinese Mainland territory during our operations in Chinese Mainland, which we are already doing in our business, and we may be subject to review when purchasing internet products and services. According to the amended Measures of Cybersecurity Review, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices in data processing. As of the date of this annual report, we have not been involved in any investigations on cybersecurity review made by the CAC on such basis, and we have not received any inquiry, notice, warning, or sanctions in such respect. In addition, we have maintained a comprehensive and rigorous data protection program and implemented comprehensive and strict internal policies, procedures and measures designed to ensure our compliance with cybersecurity and data privacy laws and regulations:

●	Data transmission and storage encryption: we have encrypted and stored all the collected sensitive user data as a whole. Strict decryption is required for queries or accessing this data. We have encrypted (State Secret Algorithm) the transmission of sensitive data (https), which can authenticate users and servers, ensure that the data is sent to the correct clients and servers, and prevent the data from being stolen in the middle of the process, maintain the integrity of the data, ensure that the data is not altered during transmission, and effectively guarantee the security of the data transmission between the client and us.
●	Security of network architecture: we adopt hardware firewall to manage our network strictly, and divide our network according to the business requirement and policy. We adopt a white list and access control strategy for delicate management, and identify terminals through the 802.1X certification or portal online certification. Terminals meeting the access control and strategy implementation requirements will be allowed to enter the internal network of us, so as to conduct accurate security control at the network level over any terminal.
●	Security of service application management: we use fortress machines to realize real-time collection and monitoring of system status, security events and network activities of every component in our network environment, so as to facilitate centralized alarm, timely processing and audit.
●	Disaster recovery framework planning and deployment: the applications and data of our key business systems have been deployed across machine rooms and regions so as to ensure the availability of services and business continuity. For the business data, we have periodically implemented the backup strategy in accordance with the business timeliness requirements and conducted regular rehearsals and verification of data recovery in accordance with the plan.
●	Intrusion prevention and web application firewall WAF deployment: we deploy intrusion prevention system, WAF in the business application portal, which can real-time, active, in-depth defense against application layer network attacks security defense.
●	Terminal security protection: we deploy the anti-information leakage system for terminal data security, based on a unified policy, using deep content analysis, instant identification, monitoring and protection of static data, dynamic data and data in use. We adopt high-strength encryption algorithms to provide real-time and comprehensive encryption protection for electronic documents in various formats. At the same time, the system also provides terminal security management functions, including document security management, behavioral management, system management, asset management, external equipment control, and operation auditing, etc., so that the intranet security risks in terms of information security, terminal behavioral management, and asset operation and maintenance can be effectively controlled.

Security Compliance and Scanning: we will regularly conduct penetration tests on servers and application systems, i.e., non-destructive simulated hacking attacks on network servers and application systems using security scanning tools and manually to ensure the rapid discovery and repair of security threats existing in the user’s system. We also regularly combine manual scanning with tool scanning to comprehensively dig into the code of general Web vulnerabilities, business logic vulnerabilities, application vulnerabilities, application configuration file insecurity, etc., to solve the existing security risks from the code level.

Based on the foregoing, we do not expect that, as of the date of this annual report, the current applicable Chinese Mainland laws on cybersecurity would have a material adverse impact on our business. However, any failure or perceived failure to comply with all applicable laws and regulations may result in legal proceedings or regulatory actions against us, and could have an adverse effect on our business and results of operations, and we cannot assure you that the operators from the CAC or other relevant governmental authority will not introduce additional requirements or policies which may require significant changes in the way we operate our business.

On September 1, 2021, the PRC Data Security Law became effective, which imposes data security and privacy obligations on entities and individuals conducting data-related activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. As of the date of this annual report, we have not been involved in any investigations on data security compliance made in connection with the PRC Data Security Law, and we have not received any inquiry, notice, warning, or sanctions in such respect. Based on the foregoing, we do not expect that, as of the date of this annual report, the PRC Data Security Law would have a material adverse impact on our business.

On July 7, 2022, the CAC published the Outbound Data Transfer Security Assessment Measures that took effect on September 1, 2022 and outline the potential security assessment process for outbound data transfer. Under the Outbound Data Transfer Security Assessment Measures, data processors that provide important data and personal information outbound that are collected or produced through operations within the territory of the Chinese Mainland, where a security assessment shall be conducted according to the law, shall apply to the provisions of these Measures. Under the Outbound Data Transfer Security Assessment Measures, data processors providing outbound data shall apply for outbound data transfer security assessment with the CAC in any of the following circumstances: (i) where a data processor provides important data abroad; (ii) where a critical information infrastructure operator or a data processor processing the personal information of more than one million individuals provides personal information abroad; (iii) where a data processor has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total abroad since January 1 of the previous year; and (iv) other circumstances prescribed by the CAC for which declaration for security assessment for outbound data transfers is required. The Outbound Data Transfer Security Assessment Measures also provide procedures for security assessment and submissions, important factors to be considered in conducting assessment, and legal liabilities of a data processor for failure to apply for assessment.

On July 6, 2021, the relevant Chinese Mainland governmental authorities published the Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions require the relevant regulators to coordinate and accelerate amendments of legislation on the confidentiality and archive management related to overseas issuance and listing of securities, and to improve the legislation on data security, cross-border data flow and management of confidential information. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by Chinese Mainland-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by Chinese Mainland-based overseas-listed companies. As these opinions were recently issued, official guidance and related implementation rules have not been issued yet and the interpretation of these opinions remains unclear at this stage. As of the date of this annual report, we have not received any inquiry, notice, warning, or sanctions from the CSRC or any other Chinese Mainland government authorities. Based on the foregoing and the currently effective Chinese Mainland laws, we are of the view that, as of the date of this annual report, these opinions do not have a material adverse impact on our business.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines which took effect on March 31, 2023. Pursuant to the Trial Measures, Chinese companies that seek to offer and list securities overseas shall fulfill the filing procedures with and report relevant information to the CSRC, and that an initial filing shall be submitted within three working days after the application for an initial public offering is submitted, and a second filing shall be submitted within three working days after the listing is completed. Further, at the press conference held for the Trial Measures on February 17, 2023, officials from the CSRC clarified that the Chinese Mainland domestic companies that have already been listed overseas on or before the effective date of the Trial Measures (i.e. March 31, 2021) shall be deemed as existing issuers, or the Existing Issuers. The Existing Issuers are not required to complete the filing procedures immediately but shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC.

We are an Existing Issuer under the Trial Measures, as we were listed on September 19, 2018, which is before the effective date of the Trial Measures. As an Existing Issuer, we currently do not have any intention or plan of refinancing or being involved in any other circumstances that required filing with the CSRC under the Trial Measures. If we conduct refinancing or any other activities that are subject to filing procedures in the future, we will actively communicate with the CSRC and initiate the filing procedures as required in a timely manner. However, given that the Trial Measures were recently promulgated, uncertainties remain as to the implementation and interpretation, if we fail to complete the filing with the CSRC in a timely manner or at all for any future offering or any other financing activities which are subject to the filing requirements under the Trial Measures, our ability to raise or utilize funds and our operations could be materially and adversely affected.

On February 24, 2023, the CSRC, Ministry of Finance of the Chinese Mainland, National Administration of State Secrets Protection and National Archives Administration of Chinese Mainland promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which took effect on March 31, 2023. Pursuant to the Archives Rules, Chinese Mainland domestic companies that seek overseas offering and listing shall strictly abide by applicable laws and regulations of the Chinese Mainland and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secret and working secret of government agencies, or harm national security and public interest. Furthermore, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any document and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Moreover, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Archives Rules also stipulate that a Chinese Mainland domestic company that provides accounting archives or copies of accounting archives to any entities including securities companies, securities service providers and overseas regulators and individuals shall fulfill due procedures in compliance with applicable national regulations. However, given that the Archives Rules was recently promulgated, there are substantial uncertainties as to the implementation and interpretation, and we cannot predict the impact of the Trial Measures and the Archives Rules on us, including but not limited to the maintenance of the listing status of our securities, or any of our future offerings of securities overseas at this stage.

As there are still uncertainties regarding these new laws and regulations as well as the amendment, interpretation and implementation of the existing laws and regulations related to cybersecurity and data protection, We cannot assure you that we will be able to comply with these laws and regulations in all respects. The regulatory authorities may deem our activities or services non-compliant and therefore require us to suspend or terminate its business. We may also be subject to fines, legal or administrative sanctions and other adverse consequences, and may not be able to become in compliance with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

In addition, according to the institutional reform plan of the State Council approved by the National People’s Congress on March 10, 2023, the China Banking and Insurance Regulatory Commission, or the CBIRC, will no longer be retained. And Chinese Mainland will set up a national financial regulatory administration, which will be in charge of regulating the financial industry except the securities sector, coordinating the protection of the rights and interests of financial consumers, strengthening risk management and prevention and disposal, and investigating and dealing with violations of the law. And a local financial regulatory mechanism will be developed with agencies dispatched by central financial regulators as the mainstay. Also, Chinese Mainland has established the National Data Bureau on October 25, 2023 under the administration of the National Development and Reform Commission, or the NDRC. The National Data Bureau is responsible for advancing the development of data-related fundamental institutions, coordinating the integration, sharing, development and application of data resources, and pushing forward the planning and building of a digital Chinese Mainland, the digital economy and a digital society. Due to the enhanced supervision of financial industry and data protection, we may be under heightened regulatory scrutiny, which may increase our compliance costs and subject us to heightened risks and challenges.

As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Risks Associated with the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCA Act, was signed into law on December 18, 2020 and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934, or the Exchange Act (such as our annual report on Form 20-F) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in Chinese Mainland and Hong Kong and our auditor was subject to that determination. The inability of the PCAOB to conduct inspections of auditors in China in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On August 26, 2022, the PCAOB signed an agreement with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China, allowing the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. After the execution of the agreement, the PCAOB had access to inspect or investigate the registered public accounting firms in mainland China and Hong Kong, and therefore, on December 15, 2022, the PCAOB removed Chinese Mainland and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in Chinese Mainland and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in Chinese Mainland and Hong Kong again and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as an SEC-identified issuer following the filing of the annual report on Form 20-F for the relevant fiscal year. In accordance with the HFCA Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as an SEC-identified issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

Financial Information Related to the Consolidated VIEs, Trusts and Partnerships

Zhejiang Jingbo Ecological Technology Co. paid $24,598 on behalf of Jingbo Technology, Inc for operating expenses during the year ended February 29, 2024.

Transfers of Cash through Our Organizations

None.

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

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

Corporate Structure

Business Overview

Intellegence is a multinational technology company, with a smart parking application software and platform business ecosystem as its main business venture. The group company, Hangzhou Zhuyi Technology Co., Ltd. a PRC holding company, was formed on November 3, 2017 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei. The registered capital was 60 million yuan. The company is located in Building B8, China Zhigu, Fuchun Park, Hangzhou.

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

Risks Relating to Our Corporate Structure

We do not have direct ownership of some of our operating entities in Chinese Mainland, but exercise control over the operating activities that most impact the economic performance, bear the risks of, enjoys the rewards normally associated with ownership of the entity, and consolidate the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP through contractual arrangements with the VIEs and its shareholders, which may not be effective in providing control over our operating entities.

We do not have direct ownership of some of our operating entities in Chinese Mainland, but through contractual arrangements (the “VIE Agreements”), we exercise control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. As a result, through such contractual arrangements with the VIEs and their shareholders, we are the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP 31% of our current revenue is derived from our VIEs in Chinese Mainland. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in our VIEs but rely on the VIE Agreements with VIEs to control and operate their businesses. However, as discussed below, these VIE Agreements may not be effective from Chinese Mainland laws in providing us with the necessary control over VIEs and their operations. Any deficiency in these VIE Agreements may result in our loss of control over the management and operations of VIEs, which will result in a significant loss in the value of an investment in the Company. Because of the practical restrictions on direct foreign equity ownership imposed by the Chinese Mainland government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of VIEs, which exposes us to the risk of potential breach of contract by the shareholders of VIEs.

Because we are an offshore holding company and our business was conducted through the VIE Agreements with our VIEs in Chinese Mainland, if the Chinese Mainland government deems that the contractual arrangements in relation to our consolidated VIEs do not comply with Chinese Mainland regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We are an offshore holding company incorporated in the Cayman Islands. As a holding company with no material operations, our operations were conducted in Chinese Mainland by our subsidiaries and through the VIE Agreements with our VIEs in Chinese Mainland, the equity of which is owned by Huixin WFOE, through the VIE Agreements, as a result of which, under United States generally accepted accounting principles, the assets and liabilities of the VIEs are treated as our assets and liabilities and the results of operations of VIEs are treated in all respects as if they were the results of our operations. The Chinese Mainland government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of Chinese Mainland companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% equity interest in any Chinese Mainland company engaging in value-added telecommunications businesses (except for e-commerce, domestic multi-party communication, store-and-forward and call center services). The primary foreign investor must also have operating experience and a good track record in providing value-added telecommunications services, or VATS, overseas. On March 29, 2022, the Decision of the State Council on Revising and Repealing Certain Administrative Regulations, which took effect on May 1, 2022, was promulgated to amend certain provisions of regulations including the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises (2016 Revision), the requirement for major foreign investor to demonstrate a good track record and experience in operating value-added telecommunications businesses is deleted.

Because we are an exempted company incorporated with limited liability in the Cayman Islands, we are classified as a foreign enterprise under Chinese Mainland laws and regulations, and our wholly-owned Chinese Mainland subsidiaries, or Huixin WFOE, is a foreign-invested enterprise, or an FIE. To comply with the current Chinese Mainland laws and regulations, we conduct our business in Chinese Mainland through our certain consolidated VIEs and their affiliates. Huixin WFOE has entered into a series of contractual arrangements with our consolidated VIEs and their shareholders. As certain shareholder of the VIEs has changed his nationality, our consolidated VIEs may be deemed as foreign-invested telecommunications enterprises. Therefore, we are required to reapply for the ICP licenses as foreign-invested telecommunications enterprises. However, we cannot assure you that we will be able to complete such procedure in a timely manner, or even at all. In addition, we cannot assure you that we will be able to comply with these laws and regulations in all respects. We may also be subject to fines, legal or administrative sanctions and other adverse consequences, and may not be able to become in compliance with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

The Guideline No.2 on the Application of Regulatory Rules on Overseas Securities Offerings and Listings, or the Guideline No.2, as one of the supporting guidelines for the Trial Measures, provides that the filing documents submitted to the CSRC shall specify, among other things: (i) whether the issuer’s business, licenses or qualifications are not allowed to be controlled by way of contractual arrangements by Chinese Mainland laws, administrative regulations or relevant provisions; (ii) whether the domestic operating entities controlled by way of contractual arrangements are subject to any restricted or prohibited industries for foreign investments. The officials from the CSRC clarified at the press conference held for the Trial Measures on February 17, 2023 that, the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with VIE structure which duly meet the compliance requirements. Uncertainty still remains on how such rules will be interpreted and implemented, including the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, the Trial Measures, and the Telecommunications Regulations and the relevant regulatory measures concerning the telecommunications industry, there can be no assurance that how the Chinese Mainland government authorities, such as the Ministry of Commerce, or the MOFCOM, the MIIT, the CSRC or other authorities that regulate online consumer finance platforms and other participants in the telecommunications industry, would ultimately take a view of our corporate structure or any of the above contractual arrangements, with existing policies or with requirements or policies that may be adopted in the future. Chinese Mainland laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIEs and may have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future Chinese Mainland laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;
●	levying fines on us;
●	confiscating any of our income that they deem to be obtained through illegal operations;
●	shutting down our services;
●	discontinuing or restricting our operations in Chinese Mainland;
●	imposing conditions or requirements with which we may not be able to comply;
●	requiring us to change our corporate structure and contractual arrangements;
●	restricting or prohibiting our use of the proceeds from overseas offerings to finance our Chinese Mainland consolidated VIEs’ business and operations;
●	requiring us to delist from the NYSE; and
●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new Chinese Mainland laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business and financial condition and results of operations. In addition, if the imposition of any of these penalties or requirements to restructure our corporate structure causes us to lose the right to direct the activities of our consolidated VIEs or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIEs in our consolidated financial statements. If our corporate structure and contractual arrangements are deemed to be illegal by relevant regulators, our business and results of operations would be materially and adversely affected and the price of our securities may decline. However, we do not believe that such actions would result in the liquidation or dissolution of the Company, our wholly-owned subsidiaries in Chinese Mainland or our consolidated VIEs or their subsidiaries.

We do not hold equity interests in the VIEs. We rely on contractual arrangements with our consolidated VIEs and their shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and may have potential conflicts of interests with us. If the Chinese Mainland government determines that the VIE Agreements do not comply with Chinese Mainland regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our VIEs that conduct all or substantially all of our operations.

We have equity interests in Huixin WFOE, however, neither we nor our subsidiaries own any equity interests in the VIEs. We control and receive the economic benefits of the VIEs’ business operation through the VIE Agreements. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in our VIEs but rely on the VIE Agreements with VIEs to control and operate our business. The Company control over the VIEs and the Company’s position of being the primary beneficiary of the VIEs for the accounting purposes are limited to the conditions that the Company met for consolidation of the VIEs under U.S. GAAP. Such conditions include that (i) the Company controls VIEs through power to govern the activities which most significantly impact the VIEs’ economic performance, (ii) the Company is contractually obligated to absorb losses of VIEs that could potentially be significant to VIEs, and (iii) the Company is entitled to receive benefits from VIEs that could potentially be significant to VIEs. Only if the Company meets the aforementioned conditions for consolidation of the VIEs under U.S. GAAP, the Company will be deemed as the primary beneficiary of the VIEs, and the VIEs will be treated as the Company’s consolidated affiliated entities for accounting purposes.

A significant portion of our revenue is attributed to our consolidated VIEs. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIEs. If our consolidated VIEs or their shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIEs is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under Chinese Mainland law. These remedies may not always be effective, particularly in light of uncertainties in the Chinese Mainland legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of the record holders of equity interest in our consolidated VIEs, including such equity interest, may be put under court custody. The validity of the VIE Agreements has not been tested in the Chinese Mainland jurisdiction. These VIE Agreements may not be enforceable in Chinese Mainland if Chinese Mainland government authorities or courts take a view that such VIE Agreements contravene Chinese Mainland laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, we may not be able to exert effective control over the VIEs, and our ability to conduct our business may be materially and adversely affected. As a consequence, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our VIEs that conduct all or substantially all of our operations.

All of these contractual arrangements are governed by Chinese Mainland law and provide for the resolution of disputes through arbitration in the Chinese Mainland. Accordingly, these contracts would be interpreted in accordance with Chinese Mainland laws and any disputes would be resolved in accordance with Chinese Mainland legal procedures. The Company could face heightened risks and substantial costs in enforcing these contractual arrangements, because, although contractual arrangements similar to the VIE Agreements have been widely adopted by Chinese Mainland companies seeking for listing aboard, such arrangements have not been tested in any of the Chinese Mainland courts and there remain significant uncertainties in this regard. The legal environment in the Chinese Mainland is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the Chinese Mainland legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over our consolidated VIEs, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

In connection with our operations in Chinese Mainland, we rely on the shareholders of our consolidated VIEs to fulfill by the obligations under such contractual arrangements. The interests of these shareholders in their individual capacities as shareholders of our consolidated VIEs may differ from the interests of the Company as a whole, as what is in the best interests of our consolidated VIEs, including matters such as whether to distribute dividends or to make other distributions to fund our offshore requirement, may not be in the best interests of the Company. There can be no assurance that when conflicts of interest arise, any or all of these individuals or entities will act in the best interests of the Company or that those conflicts of interest will be resolved in our favor. In addition, these individuals and entities may breach or cause our consolidated VIEs and their subsidiaries to breach or refuse to renew the existing contractual arrangements with us.

Currently, we do not have arrangements that address potential conflicts of interest shareholders of our consolidated VIEs may encounter due to their dual roles as shareholders of consolidated VIEs and as beneficial owners of the Company. However, we could, at all times, exercise our option under the exclusive call option agreement to cause them to transfer all of their equity ownership in our consolidated VIEs to a Chinese Mainland entity or individual designated by us as permitted by the then applicable Chinese Mainland laws. In addition, if such conflicts of interest arise, we could also, in the capacity of attorney-in-fact of the then existing shareholders of our consolidated VIEs as provided under the powers of attorney, directly appoint new directors of our consolidated VIEs. We rely on the shareholders of our consolidated VIEs to comply with Chinese Mainland laws and regulations, which protect contracts, and to provide that directors and executive officers owe a duty of loyalty to the Company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and with the laws of the Cayman Islands, which provide that directors have a duty of care and a duty of loyalty to act honestly in good faith with a view to our best interests. However, the legal frameworks of Chinese Mainland and the Cayman Islands do not provide guidance on resolving conflicts in the event of a conflict with another corporate governance regime. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our consolidated VIEs, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

[Our corporate actions will be substantially controlled by [*], who will have the ability to control or exert significant influence over important corporate matters that require approval of shareholders, which may deprive you of an opportunity to receive a premium for your securities and materially reduce the value of your investment.

[*], beneficially owns [*] ordinary shares issued and outstanding, representing approximately [*]% of our total issued and outstanding share capital and [*]% of our aggregate voting power as of December 31, 2023. As a result, he will have the ability to control or exert significant influence over important corporate matters and investors may be prevented from influencing important corporate matters involving the Company that require approval of shareholders, including:

●	the composition of our board of directors and, through the voting of the board of directors, any determinations with respect to our operations, business direction and policies, including the appointment and removal of officers;
●	any determinations with respect to mergers or other business combinations;
●	our disposition of all or substantially all of our assets; and
●	any change in control.

These actions may be taken even if they are opposed by our other shareholders, including the holders of the securities. Furthermore, this concentration of ownership may also discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and reducing the price of the securities. As a result of the foregoing, the value of your investment could be materially reduced.]

If the custodians or authorized users of our controlling nontangible assets, including chops and seals, fail to fulfill their responsibilities, misappropriate or misuse these assets, our business and operations may be materially and adversely affected.

Under Chinese Mainland law, legal documents for corporate transactions, including agreements and contracts such as the leases and sales contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the SAIC. We generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents.

We have three major types of chops—corporate chops, contract chops and finance chops. We use corporate chops generally for documents to be submitted to government agencies, such as applications for changing business scope, directors or company name, and for legal letters. We use contract chops for executing leases and commercial contracts. We use finance chops generally for making and collecting payments, including issuing invoices. Generally all contracts are required to undergo review and obtain approval from our legal department prior to being officially sealed and executed. Use of corporate chops and contract chops must be approved by our administrative department, and use of finance chops must be approved by our finance department. The chops of our subsidiaries and consolidated VIEs are generally held by the relevant entities so that documents can be executed locally. Although we usually utilize chops to execute contracts, the registered legal representatives of our subsidiaries and consolidated VIEs have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.

In order to maintain the physical security of our chops, we generally have them stored in secured locations accessible only to the designated key employees of our administrative or finance departments. Our designated legal representatives generally do not have access to the chops. Although we have approval procedures in place and mechanisms to monitor our key employees, including the designated legal representatives of our subsidiaries and consolidated VIEs, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiaries and consolidated VIEs with contracts against our interests, as we would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of our legal representatives. If any designated legal representative obtains misappropriates the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative and to take legal actions to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains, misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources expenses while distracting management from our operations, and our business and operations may be materially and adversely affected.

Our business may be significantly affected by the newly enacted PRC Foreign Investment Law, and its enactment may materially and adversely affect our business and financial condition.

On March 15, 2019, the National People’s Congress promulgated the PRC Foreign Investment Law, which took effect on January 1, 2020 and replaced the existing laws regulating foreign investment in Chinese Mainland, namely, the PRC Equity Joint Venture Law, the PRC Cooperative Joint Venture Law and the Wholly Foreign-owned Enterprise Law, together with their implementation rules and ancillary regulations. Meanwhile, the Regulations for the Implementation of the Foreign Investment Law, or the FIL Implementations, came into effect on January 1, 2020, which clarified and elaborated the relevant provisions of the Foreign Investment Law.

Since the Foreign Investment Law and the FIL Implementations are newly enacted, there is still uncertainties in relation to its interpretation and implementation. The PRC Foreign Investment Law have revised the definition of “foreign investment” and removed all references to the definitions of “actual control” or “variable interest entity structure” under the 2015 Draft Foreign Investment Law. Instead, the PRC Foreign Investment Law stipulates that foreign investment includes “foreign investors invest in China through other methods under laws, administrative regulations, or provisions prescribed by the State Council “. Therefore, there are still possibilities that future laws, administrative regulations or provisions of the State Council may deem contractual arrangements as a way of foreign investment. There can be no assurance that our contractual arrangements will not be deemed to be in violation of the market access requirements for foreign investment under the Chinese Mainland laws and regulations. Once an entity falls within the definition of foreign investment entity, it may be subject to foreign investment “restrictions” or “prohibitions” set forth in a “negative list” to be separately issued by the State Council later. If a foreign investment entity proposes to conduct business in an industry subject to foreign investment “restrictions” in the “negative list,” it must go through a pre-approval process.

The most updated negative list, issued on December 27, 2021 and became effective on January 1, 2022, stipulates that any Chinese Mainland domestic enterprise engaging in the fields prohibited by the negative list shall obtain the consent of the relevant competent Chinese Mainland authorities for overseas listing, and the foreign investors shall not participate in the operation and management of such enterprise, and the shareholding percentage of the foreign investors in such enterprise shall be subject to the relevant administrative provisions of Chinese Mainland domestic securities investment by foreign investors. Such negative list does not further elaborate whether existing overseas listed enterprise will be subject to such requirements. The staff of the NDRC addressed in an interview on December 27, 2021 that certain existing overseas listed enterprises whose foreign investors’ shareholding percentage exceed the aforementioned threshold are not required to make adjustment or deduction. If any of the businesses that we operate were in the “restricted” category on the “negative list,” and the enacted version of the PRC Foreign Investment Law and the final “negative list” mandate further actions to be taken by us, such as a pre-approval process, there is no assurance that we can obtain such pre-approval on a timely basis, or at all. Such determination would materially and adversely affect the value of our securities, and such further actions required to be taken by us under the newly enacted PRC Foreign Investment Law may materially and adversely affect our business and financial condition. Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all.

In addition, the PRC Foreign Investment Law provides a five-year period for the existing foreign invested enterprises established according to the existing laws regulating foreign investment to maintain their structure and corporate governance after the implementation of the PRC Foreign Investment Law. Thus we may be required to adjust the structure and corporate governance of certain of our Chinese Mainland entities after the expiration of such period. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

Contractual arrangements in relation to our variable interest entities, may be subject to scrutiny by the Chinese Mainland tax authorities and they may determine that we, or our variable interest entities and their subsidiaries, owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable Chinese Mainland laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese Mainland tax authorities. The Chinese Mainland enterprise income tax law and regulations require enterprises that conduct related party transactions to prepare transfer pricing documentations to demonstrate the basis of determining the price, the computation methodology and detailed explanations. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles after they conducted tax inspection. We may face material and adverse tax consequences if the Chinese Mainland tax authorities determine that the contractual arrangements among our Chinese Mainland subsidiaries, our variable interest entities and their shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable Chinese Mainland laws, regulations and rules, and adjust income of our variable interest entities in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our variable interest entities for Chinese Mainland tax purposes, which could in turn increase their tax liabilities without reducing the tax expenses of our Chinese Mainland subsidiaries. Please see Note 12 “Income taxes” to our audited consolidated financial statements. In addition, if a Chinese Mainland subsidiary requests the shareholders of our variable interest entities to transfer their equity interests at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject the Chinese Mainland subsidiary to Chinese Mainland income tax. Furthermore, the Chinese Mainland tax authorities may impose late payment fees and other penalties on our variable interest entities for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially adversely affected if our variable interest entities’ tax liabilities increase or if they are required to pay late payment fees and other penalties.

In December 2021 and January 2022, our two subsidiaries and two VIEs received Tax Treatment Decisions issued by the First Inspection Bureau of the Shenzhen Municipal Taxation Bureau (“the First Inspection Bureau”) for our tax payments status from January 1, 2016, to June 30, 2019. We were subject to certain adjustments on taxations and were required to pay back certain value-added taxes, city maintenance and construction taxes, the enterprise income taxes, as well as the respective late payment fees, due to our failure to file the correct taxable income as required by relevant laws and regulations during the period from January 1, 2016, to June 30, 2019. We have paid such taxes and late payment fees as requested in full in December 2021 and January 2022. As of the date of this annual report, we have not been involved in any other investigations, inquiries, notices, warnings, or sanctions from any other Chinese Mainland government authorities regarding our tax payments.

Risks Relating to Doing Business in China

Changes in the political and economic policies of the Chinese Mainland government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Substantially all of our operations are conducted in the Chinese Mainland and all of our revenue is sourced from the Chinese Mainland. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the Chinese Mainland.

The Chinese Mainland economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. Although the Chinese Mainland government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in Chinese Mainland is still owned by the government. In addition, the Chinese Mainland government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese Mainland government also exercises significant control over Chinese Mainland’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the Chinese Mainland economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese Mainland government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall Chinese Mainland economy, but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the Chinese Mainland government has implemented in the past certain measures to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

Uncertainties with respect to the Chinese Mainland legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in Chinese Mainland could adversely affect us and limit the legal protections available to you and us.

Our operating subsidiaries are incorporated under and governed by the laws of the Chinese Mainland. The Chinese Mainland legal system is based on written statutes. Prior court decisions may be cited for reference, but have limited precedential value. In 1979, the Chinese Mainland government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in Chinese Mainland, our operations are principally governed by Chinese Mainland laws and regulations. However, since the Chinese Mainland legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a Chinese Mainland-based company, such as our company group, to obtain or maintain permits or licenses required to conduct business in Chinese Mainland. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain Chinese Mainland government authorities may not be consistently applied by other Chinese Mainland government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since Chinese Mainland administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the Chinese Mainland legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if Chinese Mainland adopts more stringent standards with respect to corporate social responsibilities or financial regulations, we may incur increased compliance costs or become subject to additional restrictions in our operations. Intellectual property rights and confidentiality protections in Chinese Mainland may also not be as effective as in the United States or other countries. In addition, we cannot predict the effects of future developments in the Chinese Mainland legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you. Moreover, any litigation in Chinese Mainland may be protracted and result in substantial costs and diversion of our resources and management attention.

The Chinese Mainland government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The Chinese Mainland government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations. Furthermore, the Chinese Mainland government has recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted overseas and foreign investment in Chinese Mainland-based companies like us. On July 6, 2021, State Council issued the Opinions on Lawfully and Severely Combating Illegal Securities Activities to further strengthen cross-border supervision and consolidate the primary responsibility for information security of overseas listed companies. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines which took effect on March 31, 2023. Pursuant to the Trial Measures, Chinese companies that seek to offer and list securities overseas shall fulfill the filing procedures with and report relevant information to the CSRC, and that an initial filing shall be submitted within three working days after the application for an initial public offering is submitted, and a second filing shall be submitted within three working days after the listing is completed. Moreover, an overseas offering and listing is prohibited under circumstances if (i) it is prohibited by Chinese Mainland laws, (ii) it may endanger national security as reviewed and determined by competent Chinese Mainland authorities under the State Council in accordance with law, (iii) the Chinese Mainland domestic companies intending to make the securities offering and listing, or its controlling shareholder(s) and the actual controller, have committed corruption, bribery, embezzlement, misappropriation of property or undermining the order of the socialist market economy during the latest three years, (iv) the Chinese Mainland domestic companies intending to make the securities offering and listing is currently under investigations for suspicion of criminal offenses or major violations of laws and regulations, and no clear conclusion has yet been made thereof, (v) it has material ownership disputes over equity interests held by the Chinese Mainland domestic companies’ controlling shareholder(s) or by other shareholder(s) that are controlled by the controlling shareholder(s) and/or actual controller. The Trial Measures stipulate that the overseas securities offering and listing of any issuer will be deemed as indirect overseas offering by Chinese Mainland domestic companies if the following conditions are met: (i) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year is accounted for by Chinese Mainland domestic companies; and (ii) the main parts of the issuer’s business activities are conducted in Chinese Mainland, or its main place(s) of business are located in Chinese Mainland, or the majority of senior management staff in charge of its business operations and management are Chinese Mainland citizens or have their usual place(s) of residence located in Chinese Mainland. Further, at the press conference held for the Trial Measures on February 17, 2023, officials from the CSRC clarified that the Chinese Mainland domestic companies that have already been listed overseas on or before the effective date of the Trial Measures (i.e. March 31, 2021) shall be deemed as existing issuers, or the Existing Issuers. The Existing Issuers are not required to complete the filing procedures immediately but shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC. The officials from the CSRC have also confirmed that for the Chinese Mainland domestic companies that seek to list overseas with VIE structure, the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with VIE structure which duly meet the compliance requirements. We are an Existing Issuer under the Trial Measures, as we were listed on September 19, 2018, which is before the effective date of the Trial Measures. As an Existing Issuer, we currently do not have any intention or plan of refinancing or being involved in any other circumstances that required filing with the CSRC under the Trial Measures. If we conduct refinancing or any other activities that are subject to filing procedures in the future, we will actively communicate with the CSRC and initiate the filing procedures as required in a timely manner. However, given that the Trial Measures were recently promulgated, there are substantial uncertainties as to the implementation and interpretation, and how they will affect our listing status and future financing. If we fail to complete the filing with the CSRC in a timely manner or at all, for any future offering or any other activities which are subject to the filing requirements under the Trial Measures, our ability to raise or utilize funds and our operations could be materially and adversely affected. On February 24, 2023, the CSRC, Ministry of Finance of the PRC, National Administration of State Secrets Protection and National Archives Administration of China promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which took effect on March 31, 2023. Pursuant to the Archives Rules, Chinese Mainland domestic companies that seek overseas offering and listing shall strictly abide by applicable laws and regulations of the Chinese Mainland and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secret and working secret of government agencies, or harm national security and public interest. Furthermore, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any document and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level.

Moreover, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Archives Rules also stipulate that a Chinese Mainland domestic company that provides accounting archives or copies of accounting archives to any entities including securities companies, securities service providers and overseas regulators and individuals shall fulfill due procedures in compliance with applicable national regulations. However, given that the Archives Rules were recently promulgated, there are substantial uncertainties as to the implementation and interpretation. We cannot predict the impact of the Trial Measures and the Archives Rules on us, including but not limited to the maintenance of the listing status of our securities, or any of our future offerings of securities overseas at this stage. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continually offer our Shares, cause significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause our Shares to significantly decline in value or become worthless. Substantially all of our operations are conducted in the Chinese Mainland, and are governed by Chinese Mainland laws, rules and regulations. Our Chinese Mainland subsidiaries and VIEs are subject to laws, rules and regulations applicable to foreign investment in Chinese Mainland. The Chinese Mainland legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. Any such intervention in or influence on our business operations or action to exert more oversight and control over securities offerings and other capital markets activities, once taken by the Chinese Mainland government, could adversely affect our business, financial condition and results of operations and the value of our securities, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless.

Uncertainties exist with respect to the enactment timetable, interpretation and implementation of the laws and regulations with respect to our online platform business operation.

Our online platform business is subject to various internet-related laws and regulations. These internet-related laws and regulations are relatively new and evolving, and their enactment timetable, interpretation and implementation involve significant uncertainties.

For example, On February 7, 2021, the State Administration for Market Regulation, or the SAMR, promulgated Guidelines to Anti-Monopoly in the Field of Platform Economy, or the Anti-Monopoly Guidelines for Platform Economy. The Anti-Monopoly Guidelines for Platform Economy provides operational standards and guidelines for identifying certain internet platforms’ abuse of market dominant position which are prohibited to restrict unfair competition and safeguard users’ interests, including without limitation, prohibiting personalized pricing using big data and analytics, selling products below cost without reasonable causes, actions or arrangements seen as exclusivity arrangements, using technology means to block competitors’ interface, using bundle services to sell services or products. In addition, internet platforms’ compulsory collection of user data may be viewed as abuse of dominant market position that may have the effect to eliminate or restrict competition. On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law which took effect on November 1, 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the Chinese Mainland, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where it is necessary for personal information to be provided by a personal information processor to a recipient outside the territory of the Chinese Mainland due to any business need or any other need, a security assessment organized by the national cyberspace authority shall be passed. In addition, on June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect in September 2021. The Data Security Law, among others, provides for security review procedures for data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, as amended on December 28, 2021, and became effective on February 15, 2022, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provide that (i) critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review; (ii) online platform operators who are engaged in data processing are also subject to the regulatory scope; (iii) the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism; (iv) the online platform operators holding more than one million users/users’ individual information and seeking a listing outside Chinese Mainland shall file for cybersecurity review; (v) the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or illegally transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process. Although we do not believe we are a critical information infrastructure provider, and as the date of this annual report, we have not been involved in any investigations on cybersecurity review made by the CAC on such basis and we have not received any inquiry, notice, warning, or sanctions from any other Chinese Mainland government authorities in this regard, the Chinese Mainland authorities could interpret such term broadly. If we are deemed to be a critical information infrastructure operator under such rules, we could be subject to cybersecurity review by Cyberspace Administration of China and other relevant Chinese Mainland regulatory authorities and be required to change our existing practices in data privacy and cybersecurity matters at substantial costs. During such cybersecurity review, we may be required to stop providing services to our customers, and such review could also result in negative publicity to us and diversion of our managerial and financial resources.

On August 31, 2018, the Standing Committee of the National People’s Congress promulgated the E-commerce Law, which came into effect on January 1, 2019. The E-commerce Law imposes a series of requirements on e-commerce operators including e-commerce platform operators, merchants operating on the platform and the individuals and entities carrying out business online. The platform governance measures we adopt in response to the enhanced regulatory requirements may fail to meet these requirements and may lead to penalties or our loss of merchants to those platforms, or to complaints or claims made against us by customers on our platforms.

As there are uncertainties regarding the enactment timetable, interpretation and implementation of the existing and future internet-related laws and regulations, we cannot assure you that our business operations will comply with such regulations in all respects and we may be ordered to terminate certain of our business operations that are deemed illegal by the regulatory authorities and become subject to fines and/or other sanctions.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in Chinese Mainland against us or our management named in the annual report based on foreign laws.

We are a company incorporated under the laws of the Cayman Islands, we conduct substantially all of our operations in Chinese Mainland, and substantially all of our assets are located in Chinese Mainland. In addition, all our senior executive officers reside within Chinese Mainland for a significant portion of the time and most are Chinese Mainland nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside Chinese Mainland. In addition, Chinese Mainland does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands and many other countries and regions. Therefore, recognition and enforcement in Chinese Mainland of judgments of a court in any of these non-Chinese Mainland jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in Chinese Mainland. For example, in Chinese Mainland, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside Chinese Mainland or otherwise with respect to foreign entities. Although the local authorities in Chinese Mainland may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. No organization or individual may provide the documents and materials relating to securities business activities to overseas parties arbitrarily without the consent of the competent securities regulatory authority in Chinese Mainland according to the PRC Securities Law. See also “You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Cayman Islands law” for risks associated with investing in us as a Cayman Islands company.

According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the Chinese Mainland. Accordingly, without the consent of the competent Chinese Mainland securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties.

Chinese Mainland regulations relating to investments in offshore companies by Chinese Mainland residents may subject our Chinese Mainland-resident beneficial owners or our Chinese Mainland subsidiary to liability or penalties, limit our ability to inject capital into our Chinese Mainland subsidiary or limit our Chinese Mainland subsidiary’s ability to increase their registered capital or distribute profits.

The SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by the SAFE on October 21, 2005. SAFE Circular 37 requires Chinese Mainland residents to register with local branches of the SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such Chinese Mainland residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by Chinese Mainland individuals, share transfer or exchange, merger, division or other material event. In the event that a Chinese Mainland shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the Chinese Mainland subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese Mainland subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese Mainland law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 and amended on June 1, 2015 by the SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

We have notified substantial beneficial owners of ordinary shares who we know are Chinese Mainland residents of their filing obligations. Nevertheless, we may not be aware of the identities of all of our beneficial owners who are Chinese Mainland residents. We do not have control over our beneficial owners and there can be no assurance that all of our Chinese Mainland-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules, and there is no assurance that the registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or will be completed at all. The failure of our beneficial owners who are Chinese Mainland residents to register or amend their foreign exchange registrations in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of the Company who are Chinese Mainland residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our Chinese Mainland subsidiary to fines and legal sanctions. Such failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our Chinese Mainland subsidiary and limit our Chinese Mainland subsidiary’s ability to distribute dividends to the Company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our initial public offering to make loans to our Chinese Mainland subsidiary and our consolidated VIEs, or to make additional capital contributions to our Chinese Mainland subsidiary.

In utilizing the proceeds of our initial public offering, we, as an offshore holding company, are permitted under Chinese Mainland laws and regulations to provide funding to our Chinese Mainland subsidiary, which are treated as foreign-invested enterprises under Chinese Mainland laws, through loans or capital contributions. However, loans by us to our Chinese Mainland subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our Chinese Mainland subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in Chinese Mainland.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015 and amended on March 23, 2023, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign invested enterprise to be used for equity investments within the Chinese Mainland, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the Chinese Mainland in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016 and amended on December 4, 2023, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our initial public offering, to our Chinese Mainland subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in the Chinese Mainland.

Due to the restrictions imposed on loans in foreign currencies extended to any Chinese Mainland domestic companies, we are not likely to make such loans to any of our consolidated VIEs and their subsidiaries, each a Chinese Mainland domestic company. Meanwhile, we are not likely to finance the activities of our consolidated VIEs and their subsidiaries by means of capital contributions given the restrictions on foreign investment in the businesses that are currently conducted by our consolidated VIEs and their subsidiaries.

In light of the various requirements imposed by Chinese Mainland regulations on loans to, and direct investment in, Chinese Mainland entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans to our Chinese Mainland subsidiary or any consolidated variable interest entity or future capital contributions by us to our Chinese Mainland subsidiary. As a result, uncertainties exist as to our ability to provide prompt financial support to our Chinese Mainland subsidiary or consolidated VIEs and their subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency, including the proceeds we received from our initial public offering, and to capitalize or otherwise fund our Chinese Mainland operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Any failure to comply with Chinese Mainland regulations regarding employee share incentive plans may subject the Chinese Mainland plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, Chinese Mainland residents who participate in share incentive plans in overseas non-publicly-listed companies due to their positions as director, senior management or employees of the Chinese Mainland subsidiaries of the overseas companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. Our directors, executive officers and other employees who are Chinese Mainland residents and who have been granted options may follow SAFE Circular 37 to apply for the foreign exchange registration before the Company becomes an overseas listed company. In February 2012, SAFE promulgated the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, according to which, employees, directors, supervisors and other management members who are Chinese Mainland residents and non-Chinese Mainland citizens who reside in Chinese Mainland for a continuous period of not less than one year participating in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese Mainland subsidiary of such overseas listed company, and complete certain other procedures. We and our directors, executive officers and other employees who are Chinese Mainland citizens or who reside in the Chinese Mainland for a continuous period of not less than one year and who have been granted options are subject to these regulations. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit the ability to make payment under our share incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in Chinese Mainland and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional share incentive plans for our directors and employees under Chinese Mainland law.

In addition, the State Administration of Taxation, or the SAT, has issued certain circulars concerning employee share options and restricted shares. Under these circulars, our employees working in Chinese Mainland who exercise share options or are granted restricted shares will be subject to Chinese Mainland individual income tax. Our Chinese Mainland subsidiary has obligations to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other Chinese Mainland government authorities.

We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements.

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries, including our wholly-owned Chinese Mainland subsidiaries and the subsidiaries of the VIEs and on remittances from the consolidated VIEs, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund intercompany loans, service any debt we may incur outside of Chinese Mainland and pay our expenses. When our principal operating subsidiaries or the consolidated VIEs incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our Chinese Mainland subsidiary and certain other subsidiaries permit payments of dividends only from part of their retained earnings, if any, determined in accordance with applicable Chinese Mainland accounting standards and regulations.

Under Chinese Mainland laws, rules and regulations, each of our subsidiaries incorporated in Chinese Mainland is required to set aside at least 10% of its net income each year to fund certain statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves, together with the registered capital, are not included in the retained earnings distributable as cash dividends. Furthermore, under Chinese Mainland law, our wholly-owned Chinese Mainland subsidiary, which is a wholly foreign-owned enterprise under Chinese Mainland law, cannot distribute any profits until all of its losses from prior fiscal years have been offset. In accordance with the articles of association of our wholly-owned Chinese Mainland subsidiary, profit distributions also need to be approved by its executive directors and shareholders before any distribution plan becomes effective. As a result, our subsidiaries incorporated in Chinese Mainland are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends, loans or advances. In addition, registered share capital and statutory reserve accounts are also restricted from withdrawal in the Chinese Mainland, up to the amount of net assets held in each operating subsidiary.

Limitations on the ability of our consolidated VIEs to make remittance to the wholly-foreign owned enterprise and on the ability of our subsidiaries to pay dividends to us could limit our ability to access cash generated by the operations of those entities, including to make investments or acquisitions that could be beneficial to our businesses, pay dividends to our shareholders or otherwise fund and conduct our business. We may be treated as a resident enterprise for Chinese Mainland tax purposes under the Chinese Mainland Enterprise Income Tax Law, and we may therefore be subject to Chinese Mainland income tax on our global income.

Under the Chinese Mainland Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of Chinese Mainland with “de facto management bodies” located in Chinese Mainland may be considered Chinese Mainland tax resident enterprises for tax purposes and may be subject to the Chinese Mainland enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese- Controlled Offshore-Incorporated Enterprises as Chinese Mainland Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009, and amended on December 29, 2017. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in Chinese Mainland. Although Circular 82 only applies to offshore enterprises controlled by Chinese Mainland enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by Chinese Mainland enterprises. If we were to be considered a Chinese Mainland resident enterprise, we would be subject to Chinese Mainland enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of Chinese Mainland is a Chinese Mainland resident enterprise for Chinese Mainland tax purposes. However, the tax resident status of an enterprise is subject to determination by the Chinese Mainland tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Dividends paid to our foreign investors and gains on the sale of our securities by our foreign investors may be subject to Chinese Mainland tax.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council, a 10% Chinese Mainland withholding tax is applicable to dividends paid to investors that are non-resident enterprises, which do not have an establishment or place of business in the Chinese Mainland or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the Chinese Mainland. In addition, any gain realized on the transfer of shares by such investors is also subject to Chinese Mainland tax at a rate of 10%, if such gain is regarded as income derived from sources within the Chinese Mainland. If we are deemed a Chinese Mainland resident enterprise, dividends paid on our securities, and any gain realized from the transfer of our securities, may be treated as income derived from sources within the Chinese Mainland and may as a result be subject to Chinese Mainland taxation. Furthermore, if we are deemed a Chinese Mainland resident enterprise, dividends paid to individual investors who are non-Chinese Mainland residents and any gain realized on the transfer of securities by such investors may be subject to Chinese Mainland tax at a current rate of 20% (which in the case of dividends may be withheld at source). Any Chinese Mainland tax liability may be reduced under applicable tax treaties or tax arrangements between Chinese Mainland and other jurisdictions. If we or any of our subsidiaries established outside Chinese Mainland are considered a Chinese Mainland resident enterprise, it is unclear whether holders of our securities would be able to claim the benefit of income tax treaties or agreements entered into between Chinese Mainland and other countries or areas. If dividends paid to our non-Chinese Mainland investors, or gains from the transfer of our securities by such investors, are deemed as income derived from sources within the Chinese Mainland and thus are subject to Chinese Mainland tax, the value of your investment in our securities may decline significantly.

We and our existing shareholders face uncertainties with respect to indirect transfers of equity interests in Chinese Mainland resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in Chinese Mainland owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-Chinese Mainland Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-Chinese Mainland Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-Chinese Mainland Resident Enterprises or Bulletin 7, issued by the State Administration of Taxation, on February 3, 2015 and amended in December 2017. Pursuant to Bulletin 7, an “indirect transfer” of Chinese Mainland assets, including a transfer of equity interests in an unlisted non-Chinese Mainland holding company of a Chinese Mainland resident enterprise, by non-Chinese Mainland resident enterprises may be re-characterized and treated as a direct transfer of the underlying Chinese Mainland assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of Chinese Mainland enterprise income tax. As a result, gains derived from such indirect transfer may be subject to Chinese Mainland enterprise income tax. According to Bulletin 7, “Chinese Mainland taxable assets” include assets attributed to an establishment in Chinese Mainland, immoveable properties located in Chinese Mainland, and equity investments in Chinese Mainland resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-Chinese Mainland resident enterprise, would be subject to Chinese Mainland enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from Chinese Mainland taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in Chinese Mainland or if its income mainly derives from Chinese Mainland; whether the offshore enterprise and its subsidiaries directly or indirectly holding Chinese Mainland taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of Chinese Mainland taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a Chinese Mainland establishment, the resulting gain is to be included with the enterprise income tax filing of the Chinese Mainland establishment or place of business being transferred, and may consequently be subject to Chinese Mainland enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in Chinese Mainland or to equity investments in a Chinese Mainland resident enterprise, which is not related to a Chinese Mainland establishment or place of business of a non-resident enterprise, a Chinese Mainland enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where Chinese Mainland taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. The Company may be subject to filing obligations or taxes if the Company is transferor in such transactions, and may be subject to withholding obligations if the Company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in the Company by investors that are non-Chinese Mainland resident enterprises, our Chinese Mainland subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that the Company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

We are subject to restrictions on currency exchange.

All of our net income is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or consolidated VIEs. Currently, certain of our Chinese Mainland subsidiary, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese Mainland governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese Mainland governmental authorities. Since a significant amount of our future net income and cash flow will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize cash generated in Renminbi to fund our business activities outside of the Chinese Mainland or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing for our subsidiaries and consolidated VIEs.

Fluctuations in exchange rates could result in foreign currency exchange losses and could materially reduce the value of your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the Chinese Mainland government. The Renminbi has fluctuated against the U.S. dollar, at times significantly and unpredictably. The value of Renminbi against the U.S. dollar and other currencies is affected by changes in Chinese Mainland’s political and economic conditions and by Chinese Mainland’s foreign exchange policies, among other things. We cannot assure you that Renminbi will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or Chinese Mainland or U.S. government policy may impact the exchange rate between Renminbi and the U.S. dollar in the future.

All of our revenue and substantially all of our costs are denominated in Renminbi. We are a holding company and we rely on dividends paid by our operating subsidiaries in Chinese Mainland for our cash needs. Any significant revaluation of Renminbi may materially and adversely affect our results of operations and financial position reported in Renminbi when translated into U.S. dollars, and the value of, and any dividends payable on, the securities in U.S. dollars. To the extent that we need to convert U.S. dollars we receive from our initial public offering into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or securities or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount.

Proceedings brought by the SEC against the Big Four Chinese Mainland-based accounting firms, including our independent registered public accounting firm, could result in our inability to file future financial statements in compliance with the requirements of the Exchange Act.

In December 2012, the SEC instituted administrative proceedings under Rule 102(e)(1)(iii) of the SEC’s Rules of Practice against the Big Four Chinese Mainland-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ audit work papers with respect to certain Chinese Mainland-based companies under the SEC’s investigation.

On January 22, 2014, the administrative law judge, or the ALJ, presiding over the matter rendered an initial decision that each of the firms had violated the SEC’s rules of practice by failing to produce audit workpapers to the SEC. The initial decision censured each of the firms and barred them from practicing before the SEC for a period of six months. On February 12, 2014, the Big Four Chinese Mainland-based accounting firms appealed the ALJ’s initial decision to the SEC. On February 6, 2015, before a review by the Commissioner had taken place, the Chinese accounting firms reached a settlement with the SEC whereby the proceedings were stayed. Under the settlement, the SEC accepted that future requests by the SEC for the production of documents would normally be made to the CSRC. The Chinese accounting firms would receive requests matching those under Section 106 of the Sarbanes-Oxley Act of 2002, and would be required to abide by a detailed set of procedures with respect to such requests, which in substance would require them to facilitate production via the CSRC. The CSRC for its part initiated a procedure whereby, under its supervision and subject to its approval, requested classes of documents held by the accounting firms could be sanitized of problematic and sensitive content so as to render them capable of being made available by the CSRC to US regulators.

Under the terms of the settlement, the underlying proceeding against the four Chinese Mainland-based accounting firms was deemed dismissed with prejudice at the end of four years starting from the settlement date, which was on February 6, 2019. Despite the final ending of the proceedings, the presumption is that all parties will continue to apply the same procedures: i.e. the SEC will continue to make its requests for the production of documents to the CSRC, and the CSRC will normally process those requests applying the sanitization procedure. We cannot predict whether, in cases where the CSRC does not authorize production of requested documents to the SEC, the SEC will further challenge the four Chinese Mainland-based accounting firms’ compliance with U.S. law. If additional challenges are imposed on the Chinese affiliates of the “big four” accounting firms, we could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act.

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, listed companies in the United States with major Chinese Mainland operations may find it difficult or impossible to retain auditors in respect of their operations in the Chinese Mainland, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about the proceedings against these audit firms may cause investor uncertainty regarding Chinese Mainland-based, United States-listed companies and the market price of our securities may be adversely affected.

If the accounting firms are subject to additional remedial measures, our ability to file our financial statements in compliance with SEC requirements could be impacted. A determination that we have not timely filed financial statements in compliance with SEC requirements would substantially reduce or effectively terminate the trading of our securities in the United States.

Our securities may be prohibited from trading in the United States under the HFCA Act in the future if the PCAOB is unable to inspect or investigate completely auditors located in Chinese Mainland. The delisting of the securities, or the threat of their being delisted, may materially and adversely affect the value of your investment.

The HFCA Act was signed into law on December 18, 2020 and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934, or the Exchange Act (such as our annual report on Form 20-F) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in Chinese Mainland and Hong Kong and our auditor was subject to that determination. On December 15, 2022, the PCAOB removed Chinese Mainland and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in Chinese Mainland and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in Chinese Mainland and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 20-F for the relevant fiscal year. In accordance with the HFCA Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

The Chinese Mainland government exerts substantial influence over the manner in which we must conduct our business activities. Any actions by Chinese government, including any decision to intervene or influence our operations or to exert control over any offering of securities conducted overseas and/or foreign investment in Chinese Mainland-based issuers, may cause us to make material changes to our operation, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Substantially all of our operations are located in Chinese Mainland. Our ability to operate in Chinese Mainland may be harmed by changes in its laws and regulations, including those relating to taxation, data information, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Chinese Mainland or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Mainland Chinese properties.

As such, our business segments may be subject to various government and regulatory interference in the provinces in which they operate. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

Furthermore, it is uncertain when and whether we will be required to obtain permission from the Chinese Mainland government to list on U.S. exchanges or enter into the VIE Agreements in the future, and even when such permission is obtained, whether we will be denied or rescinded. Although we are currently not required to obtain permission from any of the Chinese Mainland federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange and/or enter into VIE Agreements, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry.

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

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

Opinion on the Financial statements

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

Restatement of the 2024 and 2023 Financial Statements

As discussed in note 19 to the Financial Statements, the consolidated financial statements for the years ended February 29, 2024 and February 28, 2023 have been restated.

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

Guangzhou, Guangdong, China

PCAOB NO: 2729

March 14, 2025

Jingbo Technology, Inc.

Consolidated Balance Sheets

As of the years ended February 29, 2024 and February 28,2023

	February 29, 2024	February 28, 2023
	$	$
Assets
Current assets
Cash and cash equivalents	142,434	321,289
Restricted cash	6,071	9,784
Accounts receivable	500,564	617,809
Inventories	203,752	123,450
Amount due from related parties	110,173	116,632
Prepaid expenses and other current assets	3,292,994	12,017,224
Total current assets	4,255,988	13,206,188

Non-current assets
Plant and equipment, net	6,000,826	6,605,573
Intangible assets, net	13,867	16,455
Right-of-use assets	85,541	188,816
Other non-current assets	2,510,438	3,064,155
Total non-current assets	8,610,672	9,874,999

Total Assets	12,866,660	23,081,187

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,389,333	-
Accounts payables	643,192	816,203
Advances from customers	38,168	36,453
Other current payables	2,464,304	3,934,528
Taxes payable	60,639	2,525
Amounts due to related parties	23,959,944	1,034,046
Operating lease liabilities, current	80,165	79,817
Total current liabilities	28,635,745	5,903,572

Non-current liabilities
Operating lease liabilities	15,496	80,230
Long term payable	2,917,599	31,053,765
Total non-current liabilities	2,933,095	31,133,995

Total Liabilities	31,568,840	37,037,567

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 50,000,000 shares authorized, 5,315,412 share issued and outstanding as of February 29, 2024 and February 28, 2023, respectively*)	5,315	5,315
Additional paid-in capital	9,530,921	9,530,921
Accumulated deficit	(29,311,229)	(24,015,106)
Accumulated other comprehensive income	2,109,066	1,365,197
Non-controlling interest	(1,036,253)	(842,707)
Total (Deficit) Equity	(18,702,180)	(13,956,380)

Total Liabilities and (Deficit) Equity	12,866,660	23,081,187

*	The shares and per share data are presented on a retroactive basis to reflect the reverse stock split completed on February 5, 2024 (Notes 19).

Jingbo Technology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

for the years ended February 29, 2024 and February 28, 2023

	2024	2023
	$	$

Net revenues	1,583,637	3,426,492
Cost of revenues	(2,121,929)	(4,603,742)
Gross loss	(538,292)	(1,177,250)

Operating expenses:
Selling and marketing expenses	(295,609)	(501,892)
General and administrative expenses	(3,888,621)	(4,775,932)
Research and development expenses	(334,029)	(428,076)
Impairment losses	(52,097)	(190,772)
Total operating expenses	(4,570,356)	(5,896,672)

Operating income/(loss)	(5,108,648)	(7,073,922)

Other income (expenses):
Interest income	718	446
Interest expense	(27,050)	-
Other income/(expense)	(347,097)	(33,847)
Total other income and (expenses)	(373,429)	(33,401)

Loss before taxes from operations	(5,482,077)	(7,107,323)

Provision for income taxes	-	(236)

Net loss	(5,482,077)	(7,107,559)

Other comprehensive income:
Foreign currency translation income	736,277	1,119,345
Total comprehensive loss	(4,745,800)	(5,988,214)

Net loss attributable to :
Owners of the Company	(5,296,123)	(6,769,310)
Non-controlling interest	(185,954)	(338,249)
	(5,482,077)	(7,107,559)
Total comprehensive loss attributable to:
Owners of the Company	(4,552,254)	(5,651,641)
Non-controlling interest	(193,546)	(336,573)
	(4,745,800)	(5,988,214)
Loss per common share: Basic and diluted	(1.00)	(6.42)

Weighted Average Number of Common Share Outstanding: Basic and Diluted*	5,315,412	1,055,138

*	The shares and per share data are presented on a retroactive basis to reflect the reverse stock split completed on February 5, 2024 (Notes 19).

Jingbo Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 29, 2024 and February 28, 2023

			Additional		Other	Total	Non-
	Common Stock		Paid In	Retained	Comprehensive	Shareholders’	controlling	Total
	Shares*	Amount	Capital	Earnings	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2022	315,412	315	195,782	(246,700)	-	(50,603)	-	(50,603)
Net income	-	-	-	(6,769,310)	-	(6,769,310)	(338,249)	(7,107,559)
Reverse acquisition	5,000,000	5,000	9,258,602	(16,999,096)	247,528	(7,487,966)	(506,134)	(7,994,100)
Foreign currency translation adjustments	-	-	-	-	1,117,669	1,117,669	1,676	1,119,345
Capital contribution	-	-	76,537	-	-	76,537	-	76,537
Balance at, February 28, 2023	5,315,412	5,315	9,530,921	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net income	-	-	-	(5,296,123)		(5,296,123)	(185,954)	(5,482,077)
Foreign currency translation adjustments	-	-	-	-	743,869	743,869	(7,592)	736,277
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)

*	The shares and per share data are presented on a retroactive basis to reflect the reverse stock split completed on February 5, 2024 (Notes 19).

Jingbo Technology, Inc.

Consolidated Statements of Cash Flows

For the years ended February 29, 2024 and February 28, 2023

	2024	2023
	$	$

Net loss	(5,482,077)	(7,107,559)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	814,569	1,695,177
Depreciation of right-of-use assets	140,861	682,446
Bad debt expense	52,097	190,772
Loss on disposal of fixed assets	809	15,344
Loss on disposal of right-of-used asset	8,131	-
Changes in operating assets and liabilities
Accounts receivable	94,770	(25,891)
Inventories	(487,474)	(286,019)
Prepaid expenses and other current assets	1,060,083	(1,218,933)
Other non-current assets	463,924	511,161
Accounts payable and other current liabilities	1,500,608	2,441,592
Net cash provided by/(used in) operating activities	(1,833,699)	(3,101,910)

Cash flows from investing activities
Proceeds from sale of property and equipment	731	164
Purchase of property and equipment	(55,446)	(881,292)
Purchase of intangible assets	-	(5,434)
Interest-free loan lent to related parties	(1,462)	(3,837)
Interest-free loan repaid by related parties	4,357	50,654
Net cash (used in)/provided by investing activities	(51,820)	(839,745)

Cash flows from financing activities
Proceeds of short-term loans	1,462,158	-
Proceeds from long-term borrowings	2,897,248	6,080,986
Repayment of long-term borrowings	-	(2,658,196)
Proceeds from interest-free loan from related parties	1,150,344	689,925
Repayment of interest-free loan to related parties	(3,802,357)	(94,036)
Proceeds from additional paid in capital	-	76,537
Net cash provided by financing activities	1,707,393	4,095,216

Effect of exchange rate changes on cash and cash equivalents	(4,442)	(22,311)

Net increase/(decrease) of cash and cash equivalents	(182,568)	131,250

Cash and cash equivalents–beginning of year	331,073	199,823

Cash and cash equivalents–end of year	148,505	331,073

Supplementary cash flow information:
Income taxes	185	42
Interest expense	27,050	-

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

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

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

Stock Reverse Split

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

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

19. Restatement of Previously Issued Financial Statements

The Company determined that previously issued consolidated financial statements for the fiscal year ended February 29, 2024 and February 28, 2023 contained in the Company’s Form 10-K filed on July 5, 2024 should be amended required by ASC 260-10-55-12, 505-10-S99-4, and 505-20-30-6 to reflect the following items:

	Previously stated	Reclassification & Restatement	Restated
For the year ended February 29, 2024
Consolidated statements of operations and comprehensive income
Earnings per share: Basic and diluted(2)	$(0.01)	$(0.99)	$(1.00)
Weighted average number of Common stock outstanding: Basic and diluted(1)	1,001,276,294	(995,960,882)	5,315,412

	Previously stated	Reclassification & Restatement	Restated
For the year ended February 28, 2023
Consolidated statements of operations and comprehensive income
Earnings per share: Basic and diluted(2)	$(0.03)	$(6.39)	$(6.42)
Weighted average number of Common stock outstanding: Basic and diluted(1)	209,845,205	(208,790,067)	1,055,138

As of February 28, 2023
Consolidated balance sheets
Common stock(1)	$1,061,900	$(1,056,585)	$5,315
Additional paid-in capital(1)	$8,474,336	$1,056,585	$9,530,921

(1)	On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

As of February 28, 2023, the balances of Common stock and additional paid-in capital were $5,315 and $9,530,921, retrospectively restated for effect of the reverse stock split on February 5, 2024.

(2)	The restatements for basic and diluted earnings per share for the fiscal years ended February 29, 2024 and February 28, 2023 reflected changes of restatements of issued and outstanding common stock for effect of the reverse Stock Split on February 5, 2024.

20. Subsequent Events

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. The material weaknesses identified above will not be considered remediated until our remediation efforts have been fully implemented and we have concluded that these controls are operating effectively. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

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

Jingbo Technology, Inc.

Dated: March 14, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 14, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

