Form 10-K/A
period 2024-02-29
Jingbo Technology, Inc.
filed 2025-04-08
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 3

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

Commission file number: 000-56570

Jingbo Technology, Inc.
(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China	310000
(Address of principal executive offices)	(Zip Code)

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

VIE Structure and Risks Relating to Our Corporate Structure

Jingbo Technology, Inc. is a Nevada holding company conducting its operations in Chinese Mainland through the Huixin WFOE, Zhejiang Jingbo Ecological Technology Co., its variable interest entity, or VIE, and their subsidiaries. The Company has equity interests in Huixin WFOE, however, neither the Company nor its subsidiaries own any share in the VIE. Instead, the Company control and receive the economic benefits of the VIE’s business operation through a series of contractual arrangements (the “VIE Agreements”). To comply with Chinese Mainland laws and regulations, the Company does not have an equity ownership interest in its VIEs but rely on the VIE Agreements with VIE to control and operate their businesses. The VIE Agreements are designed to provide Huixin WFOE, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of the VIE, including absolute control rights and the rights to the assets, property, and revenues of the VIE. As a result of these contractual arrangements, which have not been tested in a court of law in the Chinese Mainland, the assets and liabilities of the VIE are treated as the Company’s assets and liabilities and the results of operations of the VIE are treated in all aspects as if they were the results of the Company’s operations due to the satisfaction for consolidation of the VIE under generally accepted accounting principles in the United States (“U.S. GAAP”). The Company is the primary beneficiary of the VIE, and, therefore, consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP.

Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the Chinese Mainland laws and regulations, including but not limited to the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the Chinese Mainland government in this regard. Our VIE Agreements may not be effective in providing control over the VIE. The contractual arrangements have not been judicially tested in the Chinese Mainland and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. We rely on the VIE Agreements with VIE to control and operate their businesses. The investors may never hold equity interests in such VIE. We may also be subject to sanctions imposed by Chinese Mainland regulatory agencies including Chinese Securities Regulatory Commission, or CSRC, if we fail to comply with their rules and regulations. We may also be subject to Chinese Mainland laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in Chinese Mainland, and the recent statements and regulatory actions by the Chinese Mainland government relating to data security may affect our remaining business operations in Chinese Mainland or even our ability to offer securities in the United States. We are also subject to the risks and uncertainties about any future actions of the Chinese Mainland government that could disallow the VIE structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information.

As of the date of this annual report, the Company, Huixin WFOE and VIE have obtained required business licenses and permissions for conducting business in mainland China. On December 28, 2021, the Cybersecurity Review Measures (2021 version) was promulgated and became effective on February 15, 2022, which iterates that any “online platform operators” possessing personal information of more than one million users which seeks to list in a foreign stock exchange should be subject to cybersecurity review. The Cybersecurity Review Measures (2021 version), further elaborates the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China (“CAC”) requires that under the new rules, companies possessing personal information of more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also look into the potential national security risks from overseas IPOs. We believe that we are not subject to cybersecurity review with the CAC in accordance with the Cybersecurity Review Measures (2021 version), because (i) we are not holding personal information of over one million users and it is also very unlikely that it will reach such threshold in the near future; (ii) as of the date of this annual report, we have not received any notice or determination from applicable PRC governmental authorities identifying the PRC Operating Entities as critical information infrastructure operators or requiring Huixin WFOE and VIE to go through cybersecurity review by the CAC, and (iii) as of the date of this annual report, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the existing regulations and policies by the CAC regarding the cybersecurity review.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines which took effect on March 31, 2023. Pursuant to the Trial Measures, Chinese companies that seek to offer and list securities overseas shall fulfill the filing procedures with and report relevant information to the CSRC, and that an initial filing shall be submitted within three working days after the application for an initial public offering is submitted, and a second filing shall be submitted within three working days after the listing is completed. Further, at the press conference held for the Trial Measures on February 17, 2023, officials from the CSRC clarified that the Chinese Mainland domestic companies that have already been listed overseas on or before the effective date of the Trial Measures (i.e. March 31, 2021) shall be deemed as existing issuers, or the Existing Issuers. The Existing Issuers are not required to complete the filing procedures immediately but shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC. Furthermore, we also believe that pursuant to the guidance published by the CSRC, trading on the over-the-counter market (“OTC”) does not need to obtain approval or complete filing procedure with the CSRC unless we apply for uplisting on Nasdaq/NYSE. Based on the foregoing, as an Existing Issuer quoted on OTC, we currently do not have any intention or plan of refinancing or being involved in any other circumstances that required filing with the CSRC under the Trial Measures. However, given that the Trial Measures were recently promulgated, uncertainties remain as to the implementation and interpretation, if we fail to complete the filing with the CSRC in a timely manner or at all for any future offering or any other financing activities which are subject to the filing requirements under the Trial Measures, or if we inadvertently conclude that such approvals are not required, we may face severe and expansive sanctions imposed by regulators in mainland China, including fines and penalties on our operations in mainland China, limitations on our operating privileges in mainland China, and our ability to raise or utilize funds and our operations could be materially and adversely affected.

The following diagram illustrates our corporate structure as of the date of this annual report. It omits certain entities that are immaterial to our results of operations, business and financial condition and also omits certain trusts and limited partnership enterprises we consolidate. The relationships between, on the one hand, our consolidated VIEs, and on the other, Huixin WFOE as illustrated in this diagram are governed by contractual arrangements and do not constitute equity ownership. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information.

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

Financial Information Related to the Consolidated VIE, Trusts and Partnerships

The following table presents the condensed consolidated schedule of financial position, results of operations and cash flow data for our Company, our consolidated VIE and other subsidiaries as of the dates or for the periods presented.

Selected Condensed Consolidated Statements of Operations and Comprehensive Loss

For the years ended February 29, 2024
	VIE	Parent company	subsidiaries	Adjustments	Combined
Net revenues	1,583,637	-	-	-	1,583,637
Cost of revenues	(2,121,929)	-	-	-	(2,121,929)
Gross loss	(538,292)	-	-	-	(538,292)
Total costs and expenses	(3,856,921)	(706,124)	(7,311)	-	(4,570,356)
Operating loss	(4,395,213)	(706,124)	(7,311)	-	(5,108,648)
Total other expenses	(372,524)	(123)	-	(782)	(373,429)
Loss before taxes from operations	(4,767,737)	(706,247)	(7,311)	(782)	(5,482,077)
Provision for income taxes	-	-	-	-	-
Net loss	(4,767,737)	(706,247)	(7,311)	(782)	(5,482,077)
Net loss attributable to VIE	(4,581,783)	(706,247)	(7,311)	(782)	(5,296,123)

For the years ended February 28, 2023
	VIE	Parent company	subsidiaries	Adjustments	Combined
Net revenues	3,426,492	-	-	-	3,426,492
Cost of revenues	(4,603,742)	-	-	-	(4,603,742)
Gross loss	(1,177,250)	-	-	-	(1,177,250)
Total costs and expenses	(5,421,538)	(475,134)	-	-	(5,896,672)
Operating loss	(6,598,788)	(475,134)	-	-	(7,073,922)
Total other expenses	(33,253)	(148)	-	-	(33,401)
Loss before taxes from operations	(6,632,041)	(475,282)	-	-	(7,107,323)
Provision for income taxes	(236)	-	-	-	(236)
Net loss	(6,632,277)	(475,282)	-	-	(7,107,559)
Net loss attributable to VIE	(6,294,028)	(475,282)	-	-	(6,769,310)

Selected Condensed Consolidated Balance Sheets Information

For the years ended February 29, 2024
	VIE	Parent company	subsidiaries	Adjustments	Combined
Cash and cash equivalents	140,766	1,667	1	-	142,434
Restricted cash	6,071	-	-	-	6,071
Accounts receivable	500,564	-	-	-	500,564
Inventories	203,752	-	-	-	203,752
Amounts due from related parties	94,173	-	20,000	(4,000)	110,173
Intercompany receivables	24,598	-	-	(24,598)	-
Prepaid expenses and other current assets	3,292,994	-	-		3,292,994
Plant and equipment, net	6,000,826	-	-	-	6,000,826
Intangible assets, net	13,867	-	-	-	13,867
Right-of-use assets	85,541	-	-	-	85,541
Long -term investments	-	20,000	9,263,602	(9,283,602)	-
Other non-current assets	2,510,438	-	-	-	2,510,438
Total Assets	12,873,590	21,667	9,283,603	(9,312,200)	12,866,660
Short-term Loan	1,389,333	-	-	-	1,389,333
Accounts payables	643,192	-	-	-	643,192
Advances from customers	38,168	-	-	-	38,168
Other current payables	2,456,551	805	6,948	-	2,464,304
Taxes payable	60,639	-	-	-	60,639
Amounts due to related parties	22,812,085	1,151,859	-	(4,000)	23,959,944
Intercompany payables	-	24,598	-	(24,598)	-
Operating lease liabilities, current	80,165	-	-	-	80,165
Operating lease liabilities, non-current	15,496	-	-	-	15,496
Long term payable	2,917,599	-	-	-	2,917,599
Total Liabilities	30,413,228	1,177,262	6,948	(28,598)	31,568,840
Total (Deficit) Equity	(17,539,638)	(1,155,595)	9,276,655	(9,283,602)	(18,702,180)

For the years ended February 28, 2023
	VIE	Parent company	subsidiaries	Adjustments	Combined
Cash and cash equivalents	239,568	81,721	-	-	321,289
Restricted cash	9,784	-	-	-	9,784
Accounts receivable	617,809	-	-	-	617,809
Inventories	123,450	-	-	-	123,450
Amounts due from related parties	100,632	-	20,000	(4,000)	116,632
Intercompany receivables	-	-	-	-	-
Prepaid expenses and other current assets	12,017,224	-	-	-	12,017,224
Plant and equipment, net	6,605,573	-	-	-	6,605,573
Intangible assets, net	16,455	-	-	-	16,455
Right-of-use assets	188,816	-	-	-	188,816
Long -term investments	-	20,000	9,263,602	(9,283,602)	-
Other non-current assets	3,064,155	-	-	-	3,064,155
Total Assets	22,983,466	101,721	9,283,602	(9,287,602)	23,081,187
Accounts payables	802,203	14,000	-	-	816,203
Advances from customers	36,453	-	-	-	36,453
Other current payables	3,916,783	17,745	-	-	3,934,528
Taxes payable	2,525	-	-	-	2,525
Amounts due to related parties	518,722	519,324	-	(4,000)	1,034,046
Intercompany payables	-	-	-	-	-
Operating lease liabilities, current	79,817	-	-	-	79,817
Operating lease liabilities, non-current	80,230	-	-	-	80,230
Long term payable	31,053,765	-	-	-	31,053,765
Total Liabilities	36,490,498	551,069	-	(4,000)	37,037,567
Total (Deficit) Equity	(13,507,032)	(449,348)	9,283,602	(9,283,602)	(13,956,380)

Selected Condensed Consolidated Cash Flows Information

For the years ended February 29, 2024
	VIE	Parent company	subsidiaries	Adjustments	Combined
Net cash provided by/(used in) operating activities	(1,095,367)	(737,187)	(363)	(782)	(1,833,699)
Net cash (used in)/provided by investing activities	(77,707)	-	-	25,887	(51,820)
Net cash provided by financing activities	1,074,858	657,133	-	(24,598)	1,707,393
Effect of exchange rate changes on cash and cash equivalents	(4,299)	-	364	(507)	(4,442)
Net increase in cash and cash equivalents	(102,515)	(80,054)	1	-	(182,568)
Cash and cash equivalents at the beginning of period	249,352	81,721	-	-	331,073
Cash and cash equivalents at the end of period	146,837	1,667	1	-	148,505

For the years ended February 28, 2023
	VIE	Parent company	subsidiaries	Adjustments	Combined
Net cash provided by/(used in) operating activities	(2,655,388)	(446,522)	-	-	(3,101,910)
Net cash (used in)/provided by investing activities	(839,745)	-	-	-	(839,745)
Net cash provided by financing activities	3,567,176	528,040	-	-	4,095,216
Effect of exchange rate changes on cash and cash equivalents	(22,311)	-	-	-	(22,311)
Net increase in cash and cash equivalents	49,732	81,518	-	-	131,250
Cash and cash equivalents at the beginning of period	199,620	203	-	-	199,823
Cash and cash equivalents at the end of period	249,352	81,721	-	-	331,073

Transfers of Cash through Our Organizations

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries, including our wholly-owned Chinese Mainland subsidiaries and the subsidiaries of the VIE and on remittances from the consolidated VIE, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund intercompany loans, service any debt we may incur outside of Chinese Mainland and pay our expenses. When our principal operating subsidiaries or the consolidated VIE incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our Chinese Mainland subsidiary and certain other subsidiaries permit payments of dividends only from part of their retained earnings, if any, determined in accordance with applicable Chinese Mainland accounting standards and regulations.

Jingbo Technology Inc. conducts its business operations in China through its PRC Subsidiaries and Zhejiang Jingbo Ecological Technology Co., the VIE. If needed, Jingbo Technology Inc. can transfer cash to the its subsidiary in China and the subsidiaries of the VIE (the “PRC Subsidiaries”) through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to Jingbo Technology Inc. through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIE through intercompany loans and capital contributions, and the VIE can transfer cash to the subsidiaries of the VIE as services fees under the VIE contractual arrangements. For the years ended February 29, 2024 and February 28, 2023, there are no such activities. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIE and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

Current PRC regulations permit the PRC Subsidiaries to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiaries are required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risks Relating to Doing Business in China — We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements.” In addition, cash transfers from Jingbo Technology Inc. are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risks Relating to Doing Business in China — Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our initial public offering to make loans to our Chinese Mainland subsidiary and our consolidated VIE, or to make additional capital contributions to our Chinese Mainland subsidiary.”

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. The VIE receives a significant portion of its revenues in Renminbi. Under the current corporate structure, Jingbo, the Nevada holding company, may rely on dividend payments from the PRC Subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the PRC Subsidiaries and VIE to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders. See “Risks Relating to Doing Business in China —We are subject to restrictions on currency exchange.”

As of the date of this annual report, none of Jingbo Technology Inc.’s subsidiaries has ever issued any dividends or made other distributions to Jingbo Technology Inc. or their respective holding companies nor has Jingbo Technology Inc. or any of Jingbo Technology Inc.’s subsidiaries ever paid dividends or made other distributions to U.S. investors. Jingbo Technology Inc. currently intends to retain all future earnings to finance its operations and to expand its business. As a result, Jingbo Technology Inc. does not expect to pay any cash dividends in the foreseeable future.

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

Risks Relating to Our Corporate Structure

We do not have direct ownership of some of our operating entities in Chinese Mainland, but exercise control over the operating activities that most impact the economic performance, bear the risks of, enjoys the rewards normally associated with ownership of the entity, and consolidate the financial results of the VIE in our consolidated financial statements in accordance with U.S. GAAP through contractual arrangements with the VIE and its shareholders, which may not be effective in providing control over our operating entities.

We do not have direct ownership of some of our operating entities in Chinese Mainland, but through contractual arrangements (the “VIE Agreements”), we exercise control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. As a result, through such contractual arrangements with the VIE and its shareholders, we are the primary beneficiary of the VIE, and, therefore, consolidate the financial results of the VIE in our consolidated financial statements in accordance with all of our current revenue is derived from our VIE in Chinese Mainland. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in our VIE but rely on the VIE Agreements with VIE to control and operate their businesses. However, these VIE Agreements may not be effective from Chinese Mainland laws in providing us with the necessary control over VIE and their operations. Any deficiency in these VIE Agreements may result in our loss of control over the management and operations of VIE, which will result in a significant loss in the value of an investment in the Company. Because of the practical restrictions on direct foreign equity ownership imposed by the Chinese Mainland government authorities, we must rely on contractual rights through our VIE structure to effect control over and management of VIE, which exposes us to the risk of potential breach of contract by the shareholders of VIE.

Because we are an offshore holding company and our business was conducted through the VIE Agreements with our VIE in Chinese Mainland, if the Chinese Mainland government deems that the contractual arrangements in relation to our consolidated VIE do not comply with Chinese Mainland regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We are a holding company incorporated in the Nevada. As a holding company with no material operations, our operations were conducted in Chinese Mainland by our subsidiaries and through the VIE Agreements with our VIE in Chinese Mainland, the equity of which is owned by Huixin WFOE, through the VIE Agreements, as a result of which, under United States generally accepted accounting principles, the assets and liabilities of the VIE are treated as our assets and liabilities and the results of operations of VIE are treated in all respects as if they were the results of our operations. The Chinese Mainland government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of Chinese Mainland companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% equity interest in any Chinese Mainland company engaging in value-added telecommunications businesses (except for e-commerce, domestic multi-party communication, store-and-forward and call center services). The primary foreign investor must also have operating experience and a good track record in providing value-added telecommunications services, or VATS, overseas. On March 29, 2022, the Decision of the State Council on Revising and Repealing Certain Administrative Regulations, which took effect on May 1, 2022, was promulgated to amend certain provisions of regulations including the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises (2016 Revision), the requirement for major foreign investor to demonstrate a good track record and experience in operating value-added telecommunications businesses is deleted.

Because we are a Nevada corporation, we are classified as a foreign enterprise under Chinese Mainland laws and regulations, and our wholly-owned Chinese Mainland subsidiary, or Huixin WFOE, is a foreign-invested enterprise, or an FIE. To comply with the current Chinese Mainland laws and regulations, we conduct our business in Chinese Mainland through our certain consolidated VIE and its affiliates. Huixin WFOE has entered into a series of contractual arrangements with our consolidated VIE and its shareholders. In addition, we cannot assure you that we will be able to comply with these laws and regulations in all respects. We may also be subject to fines, legal or administrative sanctions and other adverse consequences, and may not be able to become in compliance with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

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

If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIE and may have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future Chinese Mainland laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;
●	levying fines on us;
●	confiscating any of our income that they deem to be obtained through illegal operations;
●	shutting down our services;
●	discontinuing or restricting our operations in Chinese Mainland;
●	imposing conditions or requirements with which we may not be able to comply;
●	requiring us to change our corporate structure and contractual arrangements;
●	restricting or prohibiting our use of the proceeds from overseas offerings to finance our Chinese Mainland consolidated VIE’s business and operations; and
●	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, new Chinese Mainland laws, rules and regulations may be introduced to impose additional requirements that may be applicable to our corporate structure and contractual arrangements. Occurrence of any of these events could materially and adversely affect our business and financial condition and results of operations. In addition, if the imposition of any of these penalties or requirements to restructure our corporate structure causes us to lose the right to direct the activities of our consolidated VIE or our right to receive their economic benefits, we would no longer be able to consolidate the financial results of such VIE in our consolidated financial statements. If our corporate structure and contractual arrangements are deemed to be illegal by relevant regulators, our business and results of operations would be materially and adversely affected and the price of our securities may decline. However, we do not believe that such actions would result in the liquidation or dissolution of the Company, our wholly-owned subsidiaries in Chinese Mainland or our consolidated VIE or its subsidiaries.

We do not hold equity interests in the VIE. We rely on contractual arrangements with our consolidated VIE and their shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and may have potential conflicts of interests with us. If the Chinese Mainland government determines that the VIE Agreements do not comply with Chinese Mainland regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our VIE that conduct all or substantially all of our operations.

We have equity interests in Huixin WFOE, however, neither we nor our subsidiaries own any equity interests in the VIE. We control and receive the economic benefits of the VIE’s business operation through the VIE Agreements. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in our VIE but rely on the VIE Agreements with VIE to control and operate our business. The Company control over the VIE and the Company’s position of being the primary beneficiary of the VIE for the accounting purposes are limited to the conditions that the Company met for consolidation of the VIE under U.S. GAAP. Such conditions include that (i) the Company controls VIE through power to govern the activities which most significantly impact the VIE’s economic performance, (ii) the Company is contractually obligated to absorb losses of VIE that could potentially be significant to VIE, and (iii) the Company is entitled to receive benefits from VIE that could potentially be significant to VIE. Only if the Company meets the aforementioned conditions for consolidation of the VIE under U.S. GAAP, the Company will be deemed as the primary beneficiary of the VIE, and the VIE will be treated as the Company’s consolidated affiliated entities for accounting purposes.

A significant portion of our revenue is attributed to our consolidated VIE. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIE. If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under Chinese Mainland law. These remedies may not always be effective, particularly in light of uncertainties in the Chinese Mainland legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of the record holders of equity interest in our consolidated VIE, including such equity interest, may be put under court custody. The validity of the VIE Agreements has not been tested in the Chinese Mainland jurisdiction. These VIE Agreements may not be enforceable in Chinese Mainland if Chinese Mainland government authorities or courts take a view that such VIE Agreements contravene Chinese Mainland laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, we may not be able to exert effective control over the VIE, and our ability to conduct our business may be materially and adversely affected. As a consequence, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of our VIE that conduct all or substantially all of our operations.

All of these contractual arrangements are governed by Chinese Mainland law and provide for the resolution of disputes through arbitration in the Chinese Mainland. Accordingly, these contracts would be interpreted in accordance with Chinese Mainland laws and any disputes would be resolved in accordance with Chinese Mainland legal procedures. The Company could face heightened risks and substantial costs in enforcing these contractual arrangements, because, although contractual arrangements similar to the VIE Agreements have been widely adopted by Chinese Mainland companies seeking for listing aboard, such arrangements have not been tested in any of the Chinese Mainland courts and there remain significant uncertainties in this regard. The legal environment in the Chinese Mainland is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the Chinese Mainland legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant time delays or other obstacles in the process of enforcing these contractual arrangements, it would be very difficult to exert effective control over our consolidated VIE, and our ability to conduct our business and our financial condition and results of operations may be materially and adversely affected.

In connection with our operations in Chinese Mainland, we rely on the shareholders of our consolidated VIE to fulfill by the obligations under such contractual arrangements. The interests of these shareholders in their individual capacities as shareholders of our consolidated VIE may differ from the interests of the Company as a whole, as what is in the best interests of our consolidated VIE, including matters such as whether to distribute dividends or to make other distributions to fund our offshore requirement, may not be in the best interests of the Company. There can be no assurance that when conflicts of interest arise, any or all of these individuals or entities will act in the best interests of the Company or that those conflicts of interest will be resolved in our favor. In addition, these individuals and entities may breach or cause our consolidated VIE and their subsidiaries to breach or refuse to renew the existing contractual arrangements with us.

Currently, we do not have arrangements that address potential conflicts of interest shareholders of our consolidated VIE may encounter due to their dual roles as shareholders of consolidated VIE and as beneficial owners of the Company. However, we could, at all times, exercise our option under the exclusive call option agreement to cause them to transfer all of their equity ownership in our consolidated VIE to a Chinese Mainland entity or individual designated by us as permitted by the then applicable Chinese Mainland laws. In addition, if such conflicts of interest arise, we could also, in the capacity of attorney-in-fact of the then existing shareholders of our consolidated VIE as provided under the powers of attorney, directly appoint new directors of our consolidated VIE. We rely on the shareholders of our consolidated VIE to comply with Chinese Mainland laws and regulations, which protect contracts, and to provide that directors and executive officers owe a duty of loyalty to the Company and require them to avoid conflicts of interest and not to take advantage of their positions for personal gains, and with the laws of the Nevada, which provide that directors have a duty of care and a duty of loyalty to act honestly in good faith with a view to our best interests. However, the legal frameworks of Chinese Mainland and the Nevada do not provide guidance on resolving conflicts in the event of a conflict with another corporate governance regime. If we cannot resolve any conflicts of interest or disputes between us and the shareholders of our consolidated VIE, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

If the custodians or authorized users of our controlling nontangible assets, including chops and seals, fail to fulfill their responsibilities, misappropriate or misuse these assets, our business and operations may be materially and adversely affected.

Under Chinese Mainland law, legal documents for corporate transactions, including agreements and contracts such as the leases and sales contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the SAIC. The subsidiaries and consolidated VIE generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents.

The subsidiaries and consolidated VIE have three major types of chops—corporate chops, contract chops and finance chops. The subsidiaries and consolidated VIE use corporate chops generally for documents to be submitted to government agencies, such as applications for changing business scope, directors or company name, and for legal letters. The subsidiaries and consolidated VIE use contract chops for executing leases and commercial contracts. The subsidiaries and consolidated VIE use finance chops generally for making and collecting payments, including issuing invoices. Generally all contracts are required to undergo review and obtain approval from the legal department prior to being officially sealed and executed. Use of corporate chops and contract chops must be approved by the administrative department, and use of finance chops must be approved by the finance department. The chops of our subsidiaries and consolidated VIE are generally held by the relevant entities so that documents can be executed locally. Although our subsidiaries and consolidated VIE usually utilize chops to execute contracts, the registered legal representatives of our subsidiaries and consolidated VIE have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.

In order to maintain the physical security of our chops, our subsidiaries and consolidated VIE generally have them stored in secured locations accessible only to the designated key employees of our administrative or finance departments. The designated legal representatives generally do not have access to the chops. Although our subsidiaries and consolidated VIE have approval procedures in place and mechanisms to monitor key employees, including the designated legal representatives of our subsidiaries and consolidated VIE, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiaries and consolidated VIE with contracts against our interests, as our subsidiaries and consolidated VIE would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of the legal representatives. If any designated legal representative obtains misappropriates the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative and to take legal actions to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains, misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources expenses while distracting management from our operations, and our business and operations may be materially and adversely affected.

The business of our subsidiaries and consolidated VIE may be significantly affected by the newly enacted PRC Foreign Investment Law, and its enactment may materially and adversely affect our business and financial condition.

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

The most updated negative list, issued on December 27, 2021 and became effective on January 1, 2022, stipulates that any Chinese Mainland domestic enterprise engaging in the fields prohibited by the negative list shall obtain the consent of the relevant competent Chinese Mainland authorities for overseas listing, and the foreign investors shall not participate in the operation and management of such enterprise, and the shareholding percentage of the foreign investors in such enterprise shall be subject to the relevant administrative provisions of Chinese Mainland domestic securities investment by foreign investors. Such negative list does not further elaborate whether existing overseas listed enterprise will be subject to such requirements. The staff of the NDRC addressed in an interview on December 27, 2021 that certain existing overseas listed enterprises whose foreign investors’ shareholding percentage exceed the aforementioned threshold are not required to make adjustment or deduction. If any of the businesses that our subsidiaries and consolidated VIE operate were in the “restricted” category on the “negative list,” and the enacted version of the PRC Foreign Investment Law and the final “negative list” mandate further actions to be taken by us, such as a pre-approval process, there is no assurance that our subsidiaries and consolidated VIE can obtain such pre-approval on a timely basis, or at all. Such determination would materially and adversely affect the value of our securities, and such further actions required to be taken by us under the newly enacted PRC Foreign Investment Law may materially and adversely affect our business and financial condition. Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, our subsidiaries and consolidated VIE may face substantial uncertainties as to whether our subsidiaries and consolidated VIE can complete such actions in a timely manner, or at all.

In addition, the PRC Foreign Investment Law provides a five-year period for the existing foreign invested enterprises established according to the existing laws regulating foreign investment to maintain their structure and corporate governance after the implementation of the PRC Foreign Investment Law. Thus our subsidiaries and consolidated VIE may be required to adjust the structure and corporate governance of certain of our Chinese Mainland entities after the expiration of such period. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

Contractual arrangements in relation to our variable interest entities, may be subject to scrutiny by the Chinese Mainland tax authorities and they may determine that we, or our variable interest entities and their subsidiaries, owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable Chinese Mainland laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese Mainland tax authorities. The Chinese Mainland enterprise income tax law and regulations require enterprises that conduct related party transactions to prepare transfer pricing documentations to demonstrate the basis of determining the price, the computation methodology and detailed explanations. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles after they conducted tax inspection. We may face material and adverse tax consequences if the Chinese Mainland tax authorities determine that the contractual arrangements among our Chinese Mainland subsidiaries, our variable interest entities and their shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable Chinese Mainland laws, regulations and rules, and adjust income of our variable interest entities in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our variable interest entities for Chinese Mainland tax purposes, which could in turn increase their tax liabilities without reducing the tax expenses of our Chinese Mainland subsidiaries. Please see Note 13 “Income taxes” to our audited consolidated financial statements. In addition, if a Chinese Mainland subsidiary requests the shareholders of our variable interest entities to transfer their equity interests at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject the Chinese Mainland subsidiary to Chinese Mainland income tax. Furthermore, the Chinese Mainland tax authorities may impose late payment fees and other penalties on our variable interest entities for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially adversely affected if our variable interest entities’ tax liabilities increase or if they are required to pay late payment fees and other penalties.

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

We are a company incorporated under the laws of the Nevada, we conduct substantially all of our operations in Chinese Mainland, and substantially all of our assets are located in Chinese Mainland. In addition, all our senior executive officers reside within Chinese Mainland for a significant portion of the time and most are Chinese Mainland nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside Chinese Mainland. In addition, Chinese Mainland does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Nevada and many other countries and regions. Therefore, recognition and enforcement in Chinese Mainland of judgments of a court in any of these non-Chinese Mainland jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in Chinese Mainland. For example, in Chinese Mainland, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside Chinese Mainland or otherwise with respect to foreign entities. Although the local authorities in Chinese Mainland may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. No organization or individual may provide the documents and materials relating to securities business activities to overseas parties arbitrarily without the consent of the competent securities regulatory authority in Chinese Mainland according to the PRC Securities Law. See also “You may face difficulties in protecting your interests, and your ability to protect your rights through U.S. courts may be limited, because we are incorporated under Nevada law” for risks associated with investing in us as a Nevada company.

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

Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our overseas offering to make loans to our Chinese Mainland subsidiary and our consolidated VIEs, or to make additional capital contributions to our Chinese Mainland subsidiary.

In utilizing the proceeds of our overseas offering, we, as an offshore holding company, are permitted under Chinese Mainland laws and regulations to provide funding to our Chinese Mainland subsidiary, which are treated as foreign-invested enterprises under Chinese Mainland laws, through loans or capital contributions. However, loans by us to our Chinese Mainland subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of SAFE and capital contributions to our Chinese Mainland subsidiary are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in Chinese Mainland.

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015 and amended on March 23, 2023, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, or Circular 59, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses, or Circular 45. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign invested enterprise to be used for equity investments within the Chinese Mainland, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in the Chinese Mainland in actual practice. SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016 and amended on December 4, 2023, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of SAFE Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from our initial public offering, to our Chinese Mainland subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in the Chinese Mainland.

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

In February 2012, SAFE promulgated the Notice on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, according to which, employees, directors, supervisors and other management members who are Chinese Mainland residents and non-Chinese Mainland citizens who reside in Chinese Mainland for a continuous period of not less than one year participating in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese Mainland subsidiary of such overseas listed company, and complete certain other procedures. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit the ability to make payment under our share incentive plans or receive dividends or sales proceeds related thereto, or our ability to contribute additional capital into our wholly-foreign owned enterprises in Chinese Mainland and limit our wholly-foreign owned enterprises’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional share incentive plans for our directors and employees under Chinese Mainland law. As of the date of this annual report, we have not adopted a share incentive plan.

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

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries, including our wholly-owned Chinese Mainland subsidiaries and the subsidiaries of the VIE and on remittances from the consolidated VIE, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund intercompany loans, service any debt we may incur outside of Chinese Mainland and pay our expenses. When our principal operating subsidiaries or the consolidated VIE incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our Chinese Mainland subsidiary and certain other subsidiaries permit payments of dividends only from part of their retained earnings, if any, determined in accordance with applicable Chinese Mainland accounting standards and regulations.

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

Limitations on the ability of our consolidated VIE to make remittance to the wholly-foreign owned enterprise and on the ability of our subsidiaries to pay dividends to us could limit our ability to access cash generated by the operations of those entities, including to make investments or acquisitions that could be beneficial to our businesses, pay dividends to our shareholders or otherwise fund and conduct our business. We may be treated as a resident enterprise for Chinese Mainland tax purposes under the Chinese Mainland Enterprise Income Tax Law, and we may therefore be subject to Chinese Mainland income tax on our global income.

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

The net income of our VIE is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiary or consolidated VIE. Currently, certain of our Chinese Mainland subsidiary, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese Mainland governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese Mainland governmental authorities. Since a significant amount of our future net income and cash flow will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize cash generated in Renminbi to fund our business activities outside of the Chinese Mainland or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing for our subsidiaries and consolidated VIE.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of February 28, 2024, our management concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our management, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Jingbo Technology, Inc.

Dated: April 8, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 8, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

