Form 10-K/A
period 2024-02-29
Jingbo Technology, Inc.
filed 2025-05-06
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 4

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

Selected Condensed Consolidating Statements of Operations and Comprehensive Loss

For the years ended February 29, 2024
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net revenues	-	-	-	1,583,637	-	1,583,637
Cost of revenues	-	-	-	(2,121,929)	-	(2,121,929)
Gross loss	-	-	-	(538,292)	-	(538,292)
Total costs and expenses	(706,124)	-	(7,311)	(3,856,921)	-	(4,570,356)
Operating loss	(706,124)	-	(7,311)	(4,395,213)	-	(5,108,648)
Total other expenses	(123)	-	-	(372,524)	(782)	(373,429)
Loss before taxes from operations	(706,247)	-	(7,311)	(4,767,737)	(782)	(5,482,077)
Provision for income taxes	-	-	-	-	-	-
Net loss	(706,247)	-	(7,311)	(4,767,737)	(782)	(5,482,077)
Net loss attributable to VIE	(706,247)	-	(7,311)	(4,581,783)	(782)	(5,296,123)

For the years ended February 28, 2023
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net revenues	-	-	-	3,426,492	-	3,426,492
Cost of revenues	-	-	-	(4,603,742)	-	(4,603,742)
Gross loss	-	-	-	(1,177,250)	-	(1,177,250)
Total costs and expenses	(475,134)	-	-	(5,421,538)	-	(5,896,672)
Operating loss	(475,134)	-	-	(6,598,788)	-	(7,073,922)
Total other expenses	(148)	-	-	(33,253)	-	(33,401)
Loss before taxes from operations	(475,282)	-	-	(6,632,041)	-	(7,107,323)
Provision for income taxes	-	-	-	(236)	-	(236)
Net loss	(475,282)	-	-	(6,632,277)	-	(7,107,559)
Net loss attributable to VIE	(475,282)	-	-	(6,294,028)	-	(6,769,310)

Selected Condensed Consolidating Balance Sheets Information

For the years ended February 29, 2024
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Cash and cash equivalents	1,667	-	1	140,766	-	142,434
Restricted cash	-	-	-	6,071	-	6,071
Accounts receivable	-	-	-	500,564	-	500,564
Inventories	-	-	-	203,752	-	203,752
Amounts due from related parties	-	20,000	-	94,173	(4,000)	110,173
Intercompany receivables	-	-	100,000	24,598	(124,598)	-
Prepaid expenses and other current assets	-	-	-	3,292,994		3,292,994
Plant and equipment, net	-	-	-	6,000,826	-	6,000,826
Intangible assets, net	-	-	-	13,867	-	13,867
Right-of-use assets	-	-	-	85,541	-	85,541
Long -term investments	20,000	100,000	9,263,602	-	(9,383,602)	-
Other non-current assets	-	-	-	2,510,438	-	2,510,438
Total Assets	21,667	120,000	9,363,603	12,873,590	(9,512,200)	12,866,660
Short-term Loan	-	-	-	1,389,333	-	1,389,333
Accounts payables	-	-	-	643,192	-	643,192
Advances from customers	-	-	-	38,168	-	38,168
Other current payables	805	-	6,948	2,456,551	-	2,464,304
Taxes payable	-	-	-	60,639	-	60,639
Amounts due to related parties	1,151,859	-	-	22,812,085	(4,000)	23,959,944
Intercompany payables	24,598	100,000	-	-	(124,598)	-
Operating lease liabilities, current	-	-	-	80,165	-	80,165
Operating lease liabilities, non-current	-	-	-	15,496	-	15,496
Long term payable	-	-	-	2,917,599	-	2,917,599
Total Liabilities	1,177,262	100,000	6,948	30,413,228	(128,598)	31,568,840
Total (Deficit) Equity	(1,155,595)	20,000	9,356,655	(17,539,638)	(9,383,602)	(18,702,180)
Total Liabilities and (Deficit) Equity	21,667	120,000	9,363,603	12,873,590	(9,512,200)	12,866,660

For the years ended February 28, 2023
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Cash and cash equivalents	81,721	-	-	239,568	-	321,289
Restricted cash	-	-	-	9,784	-	9,784
Accounts receivable	-	-	-	617,809	-	617,809
Inventories	-	-	-	123,450	-	123,450
Amounts due from related parties	-	20,000	-	100,632	(4,000)	116,632
Intercompany receivables	-	-	100,000	-	(100,000)	-
Prepaid expenses and other current assets	-	-	-	12,017,224	-	12,017,224
Plant and equipment, net	-	-	-	6,605,573	-	6,605,573
Intangible assets, net	-	-	-	16,455	-	16,455
Right-of-use assets	-	-	-	188,816	-	188,816
Long -term investments	20,000	100,000	9,263,602	-	(9,383,602)	-
Other non-current assets	-	-	-	3,064,155	-	3,064,155
Total Assets	101,721	120,000	9,363,602	22,983,466	(9,487,602)	23,081,187
Accounts payables	14,000	-	-	802,203	-	816,203
Advances from customers	-	-	-	36,453	-	36,453
Other current payables	17,745	-	-	3,916,783	-	3,934,528
Taxes payable	-	-	-	2,525	-	2,525
Amounts due to related parties	519,324	-	-	518,722	(4,000)	1,034,046
Intercompany payables	-	100,000	-	-	(100,000)	-
Operating lease liabilities, current	-	-	-	79,817	-	79,817
Operating lease liabilities, non-current	-	-	-	80,230	-	80,230
Long term payable	-	-	-	31,053,765	-	31,053,765
Total Liabilities	551,069	100,000	-	36,490,498	(104,000)	37,037,567
Total (Deficit) Equity	(449,348)	20,000	9,363,602	(13,507,032)	(9,383,602)	(13,956,380)
Total Liabilities and (Deficit) Equity	101,721	120,000	9,363,602	22,983,466	(9,487,602)	23,081,187

Selected Condensed Consolidating Cash Flows Information

For the years ended February 29, 2024
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net cash provided by/(used in) operating activities	(737,187)	-	(363)	(1,095,367)	(782)	(1,833,699)
Net cash (used in)/provided by investing activities	-	-	-	(77,707)	25,887	(51,820)
Net cash provided by financing activities	657,133	-	-	1,074,858	(24,598)	1,707,393
Effect of exchange rate changes on cash and cash equivalents	-	-	364	(4,299)	(507)	(4,442)
Net increase in cash and cash equivalents	(80,054)	-	1	(102,515)	-	(182,568)
Cash and cash equivalents at the beginning of period	81,721	-	-	249,352	-	331,073
Cash and cash equivalents at the end of period	1,667	-	1	146,837	-	148,505

For the years ended February 28, 2023
	Parent company	subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net cash provided by/(used in) operating activities	(446,522)	-	-	(2,655,388)	-	(3,101,910)
Net cash (used in)/provided by investing activities	-	-	-	(839,745)	-	(839,745)
Net cash provided by financing activities	528,040	-	-	3,567,176	-	4,095,216
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(22,311)	-	(22,311)
Net increase in cash and cash equivalents	81,518	-	-	49,732	-	131,250
Cash and cash equivalents at the beginning of period	203	-	-	199,620	-	199,823
Cash and cash equivalents at the end of period	81,721	-	-	249,352	-	331,073

Service fee and accounts receivable due from VIE to the WFOE is not applicable for any years since the Exclusive Business Corporation Agreement was signed. Based on the Agreement, the service fee is the balance of VIE income after deducting all VIE’s necessary expenses, fee and taxes excluding the consulting fee paid to WFOE, making up for losses in previous years and deducting other legally retained amounts.

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

We do not have direct ownership of some of our operating entities in Chinese Mainland, but through contractual arrangements (the “VIE Agreements”), we exercise control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. As a result, through such contractual arrangements with the VIE and its shareholders, we are the primary beneficiary of the VIE, and, therefore, consolidate the financial results of the VIE in our consolidated financial statements in accordance with all of our current revenue is derived from the VIE in Chinese Mainland. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in the VIE but rely on the VIE Agreements with VIE to control and operate their businesses. However, these VIE Agreements may not be effective from Chinese Mainland laws in providing us with the necessary control over VIE and their operations. Any deficiency in these VIE Agreements may result in our loss of control over the management and operations of VIE, which will result in a significant loss in the value of an investment in the Company. Because of the practical restrictions on direct foreign equity ownership imposed by the Chinese Mainland government authorities, we must rely on contractual rights through the VIE structure to effect control over and management of VIE, which exposes us to the risk of potential breach of contract by the shareholders of VIE.

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

We are a holding company incorporated in the Nevada. As a holding company with no material operations, our operations were conducted in Chinese Mainland by our subsidiaries and through the VIE Agreements with the VIE in Chinese Mainland, the equity of which is owned by Huixin WFOE, through the VIE Agreements, as a result of which, under United States generally accepted accounting principles, the assets and liabilities of the VIE are treated as our assets and liabilities and the results of operations of VIE are treated in all respects as if they were the results of our operations. The Chinese Mainland government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of Chinese Mainland companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% equity interest in any Chinese Mainland company engaging in value-added telecommunications businesses (except for e-commerce, domestic multi-party communication, store-and-forward and call center services). The primary foreign investor must also have operating experience and a good track record in providing value-added telecommunications services, or VATS, overseas. On March 29, 2022, the Decision of the State Council on Revising and Repealing Certain Administrative Regulations, which took effect on May 1, 2022, was promulgated to amend certain provisions of regulations including the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises (2016 Revision), the requirement for major foreign investor to demonstrate a good track record and experience in operating value-added telecommunications businesses is deleted.

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

We do not hold equity interests in the VIE. We rely on contractual arrangements with our consolidated VIE and their shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and may have potential conflicts of interests with us. If the Chinese Mainland government determines that the VIE Agreements do not comply with Chinese Mainland regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of the VIE that conduct all or substantially all of our operations.

We have equity interests in Huixin WFOE, however, neither we nor our subsidiaries own any equity interests in the VIE. We control and receive the economic benefits of the VIE’s business operation through the VIE Agreements. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in the VIE but rely on the VIE Agreements with VIE to control and operate our business. The Company control over the VIE and the Company’s position of being the primary beneficiary of the VIE for the accounting purposes are limited to the conditions that the Company met for consolidation of the VIE under U.S. GAAP. Such conditions include that (i) the Company controls VIE through power to govern the activities which most significantly impact the VIE’s economic performance, (ii) the Company is contractually obligated to absorb losses of VIE that could potentially be significant to VIE, and (iii) the Company is entitled to receive benefits from VIE that could potentially be significant to VIE. Only if the Company meets the aforementioned conditions for consolidation of the VIE under U.S. GAAP, the Company will be deemed as the primary beneficiary of the VIE, and the VIE will be treated as the Company’s consolidated affiliated entities for accounting purposes.

A significant portion of our revenue is attributed to our consolidated VIE. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIE. If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIE is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under Chinese Mainland law. These remedies may not always be effective, particularly in light of uncertainties in the Chinese Mainland legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of the record holders of equity interest in our consolidated VIE, including such equity interest, may be put under court custody. The validity of the VIE Agreements has not been tested in the Chinese Mainland jurisdiction. These VIE Agreements may not be enforceable in Chinese Mainland if Chinese Mainland government authorities or courts take a view that such VIE Agreements contravene Chinese Mainland laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, we may not be able to exert effective control over the VIE, and our ability to conduct our business may be materially and adversely affected. As a consequence, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of the VIE that conduct all or substantially all of our operations.

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

The net income of the VIE is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiary or consolidated VIE. Currently, certain of our Chinese Mainland subsidiary, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese Mainland governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese Mainland governmental authorities. Since a significant amount of our future net income and cash flow will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize cash generated in Renminbi to fund our business activities outside of the Chinese Mainland or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing for our subsidiaries and consolidated VIE.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of February 28, 2024, our management concluded that our disclosure controls and procedures as of such date are not effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our management, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Jingbo Technology, Inc.

Dated: May 6, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 6, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

