Form 10-K
period 2025-02-28
Jingbo Technology, Inc.
filed 2025-06-12
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

As of June 6, 2025 555,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

Throughout this Annual Report on Form 10-K (this “Report”), we use a number of key terms. Unless the context otherwise requires, the following definitions apply throughout where the context so admits:

“Company,” “SVMB,” “we,” “Jingbo,” “our” or “us” refer to Jingbo Technology, Inc., including its subsidiaries;

“BVI” refers to British Virgin Islands;

“Huixin WFOE” refers to Huixin Zhiying (Hangzhou) Technology Co., a wholly owned subsidiary of Intellegence Parking (Hong Kong) Limited, as one of PRC Subsidiaries in mainland China;

“Keqiao WFOE” refers to Guangzhou Keqiao Enterprise Management Consulting Co., Ltd, a wholly owned subsidiary of Keqiao Limited, as one of PRC Subsidiaries in mainland China;

“Chinese Mainland” or “mainland China” refers to the PRC, excluding, solely for the purpose of this Report, Hong Kong, Macau and Taiwan.

“Hong Kong” refers to The Hong Kong Special Administrative Region of the People’s Republic of China;

“PRC Subsidiaries” refers to Zhejiang Jingbo Ecological Technology Co., Hangzhou Zhuyi Technology Co., Leshan Zhuyi Qifeng Intelligent Technology Development Co., Zhongxiang Huji Town Zhuyi Technology Co., Xide Zhuyi Technology Co., Hubei Tongpo Parking Management Co., Zhuyi Technology (Taining) Co., Guangzhou Keqiao Technology Co., Ltd, and Shaoxing Keqiao Zhuyi Technology Co., Ltd;

“Jingbo VIE” or “JINGBO VIEs” refer to Zhejiang Jingbo Ecological Technology Co.

“Keqiao VIE” or “Guangzhou Keqiao VIEs” refer to Guangzhou Keqiao Technology Co., Ltd

“VIEs” refers to Zhejiang Jingbo Ecological Technology Co. and Guangzhou Keqiao Technology Co., Ltd.;

“Intelligence” refers to Intellegence Parking Group Limited, as one of Jingbo Technology, Inc.’s subsidiaries;

“Xinghe” refers to Xinghe Technology Limited, as one of Jingbo Technology, Inc.’s subsidiaries;

“NASDAQ” refers to NASDAQ Capital Market;

“PCAOB” refers to Public Company Accounting Oversight Board;

“RMB” or “Chinese Yuan” refers to the legal currency of China;

“SEC” refers to the United States Securities and Exchange Commission;

“Securities Act” refers to The Securities Act of 1933, as amended;

“US”, “U.S.” or “USA” refers to The United States of America;

“U.S. dollars,” “dollars,” “USD” or “$” refers to the legal currency of the United States;

PART I

Item 1. Business.

VIE Structure and Risks Relating to Our Corporate Structure

Jingbo Technology, Inc. is a Nevada holding company that conducts its operations in mainland China through Huixin Zhiying (Hangzhou) Technology Co. (“Huixin WFOE”), Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”), their respective variable interest entities, Zhejiang Jingbo Ecological Technology Co. (“Jingbo VIE”) and Guangzhou Keqiao Technology Co., Ltd (“Keqiao VIE”, and together with Jingbo VIE, collectively referred to as the “VIEs”), as well as their subsidiaries. The Company has equity interests in Huixin WFOE and Keqiao WFOE, however, neither the Company nor its subsidiaries own any share in the VIEs. Instead, the Company controls and receives the economic benefits of the VIEs’ business operation through a series of contractual arrangements (the “VIE Agreements”). To comply with Chinese Mainland laws and regulations, the Company does not have an equity ownership interest in its VIEs but relies on the VIE Agreements with the VIEs to control and operate their businesses. The VIE Agreements are designed to provide Huixin WFOE and Keqiao WFOE, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of the VIEs, including absolute control rights and the rights to the assets, property, and revenues of the VIEs. As a result of these contractual arrangements, which have not been tested in a court of law in the Chinese Mainland, the assets and liabilities of the VIEs are treated as the Company’s assets and liabilities and the results of operations of the VIEs are treated in all aspects as if they were the results of the Company’s operations due to the satisfaction for consolidation of the VIEs under generally accepted accounting principles in the United States (“U.S. GAAP”). The Company is the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

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

As of the date of this annual report, the Company, Huixin WFOE Keqiao WFOE and VIEs have obtained required business licenses and permissions for conducting business in mainland China. On December 28, 2021, the Cybersecurity Review Measures (2021 version) was promulgated and became effective on February 15, 2022, which iterates that any “online platform operators” possessing personal information of more than one million users which seeks to list in a foreign stock exchange should be subject to cybersecurity review. The Cybersecurity Review Measures (2021 version), further elaborates the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China (“CAC”) requires that under the new rules, companies possessing personal information of more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments.” The cybersecurity review will also look into the potential national security risks from overseas IPOs. We believe that we are not subject to cybersecurity review with the CAC in accordance with the Cybersecurity Review Measures (2021 version), because (i) we are not holding personal information of over one million users and it is also very unlikely that it will reach such threshold in the near future; (ii) as of the date of this annual report, we have not received any notice or determination from applicable PRC governmental authorities identifying the PRC Operating Entities as critical information infrastructure operators or requiring Huixin WFOE, Keqiao WFOE and VIEs to go through cybersecurity review by the CAC, and (iii) as of the date of this annual report, we have not been subject to any penalties, fines, suspensions, investigations from any competent authorities for violation of the existing regulations and policies by the CAC regarding the cybersecurity review.

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

The following diagram illustrates our corporate structure as of the date of this annual report. It omits certain entities that are immaterial to our results of operations, business and financial condition and also omits certain trusts and limited partnership enterprises we consolidate. The relationships between, on the one hand, our consolidated VIEs, and on the other, Huixin WFOE and Keqiao WFOE as illustrated in this diagram are governed by contractual arrangements and do not constitute equity ownership. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information.

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

Risks Associated with the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCA Act, was signed into law on December 18, 2020, and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934, or the Exchange Act (such as our annual report on Form 10-K) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

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

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in Chinese Mainland and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in Chinese Mainland and Hong Kong again and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as an SEC-identified issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCA Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as an SEC-identified issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

Financial Information Related to the Consolidated VIEs, Trusts and Partnerships

The following table presents the condensed consolidated schedule of financial position, results of operations and cash flow data for our Company, our consolidated VIEs and other subsidiaries as of the dates or for the periods presented.

Selected Condensed Consolidating Statements of Operations and Comprehensive Loss

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net revenues	-	-	-	2,141,654	-	-	-	-	2,141,654
Cost of revenues	-	-	-	(2,537,765)	-	-	(87)	-	(2,537,852)
Gross loss				(396,111)	-	-	(87)	-	(396,198)
Total other income/ (expenses)	(460,220)	-	(38,132)	(4,587,175)	-	-	(4,227)	-	(5,089,754)
Operating loss	(460,220)	-	(38,132)	(4,983,286)	-	-	(4,314)	-	(5,485,952)
Total other expenses	1	-	-	(523,105)	-	(7)	52	-	(523,059)
Loss before taxes from operations	(460,219)	-	(38,132)	(5,506,391)	-	(7)	(4,262)	-	(6,009,011)
Provision for income taxes	-	-	-	(7,397)	-	-	-	-	(7,397)
Net loss	(460,219)	-	(38,132)	(5,513,788)	-	(7)	(4,262)	-	(6,016,408)
Net loss attributable to VIE	(460,219)	-	(38,132)	(5,490,110)	-	(7)	（4,262)	-	(5,992,730)

For the year ended February 29, 2024
	Parent company	Subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net revenues	-	-	-	1,583,637	-	1,583,637
Cost of revenues	-	-	-	(2,121,929)	-	(2,121,929)
Gross loss	-	-	-	(538,292)	-	(538,292)
Total costs and expenses	(706,124)	-	(7,311)	(3,856,921)	-	(4,570,356)
Operating loss	(706,124)	-	(7,311)	(4,395,213)	-	(5,108,648)
Total other expenses	(123)	-	-	(372,524)	(782)	(373,429)
Loss before taxes from operations	(706,247)	-	(7,311)	(4,767,737)	(782)	(5,482,077)
Provision for income taxes	-	-	-	-	-	-
Net loss	(706,247)	-	(7,311)	(4,767,737)	(782)	(5,482,077)
Net loss attributable to VIE	(706,247)	-	(7,311)	(4,581,783)	(782)	(5,296,123)

Selected Condensed Consolidating Balance Sheets Information

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Cash and cash equivalents	5,272	-	40	96,985	-	1,394	1,574	-	105,265
Restricted cash	-	-	-	9,492	-	-	-	-	9,492
Accounts receivable	-	-	-	122,614	-	-	-	-	122,614
Inventories	-	-	-	119,006	-	-	-	-	119,006
Amounts due from related parties	-	20,000	-	54,104	-	685,142	-	(689,142)	70,104
Intercompany receivables	-	20,000	98,831	103,155	1,286	274,620	22,121,347	(22,619,239)	-
Prepaid expenses and other current assets	-	-	-	6,624,750	-	-	34,328	-	6,659,078
Property, plant and equipment, net	-	-	-	5,020,365	-	-	-	-	5,020,365
Intangible assets, net	-	-	-	8,911	-	-	-	-	8,911
Right-of-use assets	-	-	-	77,318	-	-	-	-	77,318
Long -term investments	20,000	120,000	9,263,602	-	282,069	-	-	(9,685,671)	-
Other non-current assets	-	-	-	30,663	-	-	-	-	30,663
Total Assets	25,272	160,000	9,362,473	12,267,363	283,355	961,156	22,157,249	(32,994,052)	12,222,816
Short-term Loan	-	-	-	1,373,098	-	-	-	-	1,373,098
Accounts payables	-	-	-	629,535	-	-	-	-	629,535
Advances from customers	-	-	-	3,595,420	-	-	-	-	3,595,420
Other current payables	655	-	6,869	5,740,940	-	-	32	782	5,749,278
Taxes payable	-	-	-	67,723	-	-	-	-	67,723
Amounts due to related parties	1,574,573	-	-	1,358,591	-	-	1,812	(689,142)	2,245,834
Intercompany payables	65,858	120,000	37,800	21,434,798	275,906	686,549	-	(22,620,911)	-
Operating lease liabilities, current	-	-	-	9,177	-	-	-	-	9,177
Operating lease liabilities, non-current	-	-	-	65,791	-	-	-	-	65,791
Long term payable	-	-	-	-	-	-	21,495,468	-	21,495,468
Total Liabilities	1,641,086	120,000	44,669	34,275,073	275,906	686,549	21,497,312	(23,309,271)	35,231,324
Total (Deficit) Equity	(1,615,814)	40,000	9,317,804	(22,007,710)	7,449	274,607	659,937	(9,684,781)	(23,008,508)
Total Liabilities and (Deficit) Equity	25,272	160,000	9,362,473	12,267,363	283,355	961,156	22,157,249	(32,994,052)	12,222,816

For the year ended February 29, 2024
	Parent company	Subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Cash and cash equivalents	1,667	-	1	140,766	-	142,434
Restricted cash	-	-	-	6,071	-	6,071
Accounts receivable	-	-	-	500,564	-	500,564
Inventories	-	-	-	203,752	-	203,752
Amounts due from related parties	-	20,000	-	94,173	(4,000)	110,173
Intercompany receivables	-	-	100,000	24,598	(124,598)	-
Prepaid expenses and other current assets	-	-	-	3,292,994	-	3,292,994
Property, plant and equipment, net	-	-	-	6,000,826	-	6,000,826
Intangible assets, net	-	-	-	13,867	-	13,867
Right-of-use assets	-	-	-	85,541	-	85,541
Long -term investments	20,000	100,000	9,263,602		(9,383,602)	-
Other non-current assets	-	-	-	2,510,438		2,510,438
Total Assets	21,667	120,000	9,363,603	12,873,590	(9,512,200)	12,866,660
Short-term loan	-	-	-	1,389,333	-	1,389,333
Accounts payables	-	-	-	643,192	-	643,192
Advances from customers	-	-	-	38,168	-	38,168
Other current payables	805	-	6,948	2,456,551	-	2,464,304
Taxes payable	-	-	-	60,639	-	60,639
Amounts due to related parties	1,151,859	-	-	22,812,085	(4,000)	23,959,944
Intercompany payables	24,598	100,000	-	-	(124,598)	-
Operating lease liabilities, current	-	-	-	80,165	-	80,165
Operating lease liabilities, non-current	-	-	-	15,496	-	15,496
Long term payable	-	-	-	2,917,599	-	2,917,599
Total Liabilities	1,177,262	100,000	6,948	30,413,228	(128,598)	31,568,840
Total (Deficit) Equity	(1,155,595)	20,000	9,356,655	(17,539,638)	(9,383,602)	(18,702,180)
Total Liabilities and (Deficit) Equity	21,667	120,000	9,363,603	12,873,590	(9,512,200)	12,866,660

Selected Condensed Consolidating Cash Flows Information

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net cash provided by/(used in) operating activities	(460,369)	-	(38,132)	(560,006)	-	(7)	64,828	(331,504)	(1,325,190)
Net cash (used in)/provided by investing activities	-	-	-	270,699	-	(691,845)	(63,240)	1,261,380	776,994
Net cash provided by financing activities	463,974		38,171	250,287		693,259	-	(933,574)	512,117
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1,340)	-	(13)	(14)	3,698	2,331
Net increase in cash and cash equivalents	3,605	-	39	(40,360)	-	1,394	1,574	-	(33,748)
Cash and cash equivalents at the beginning of period	1,667	-	1	146,837	-	-	-	-	148,505
Cash and cash equivalents at the end of period	5,272	-	40	106,477	-	1,394	1,574	-	114,757

For the year ended February 29, 2024
	Parent company	Subsidiaries	Huixin WFOE	The VIE and its subsidiaries	Adjustments	Combined
Net cash provided by/(used in) operating activities	(737,187)	-	(363)	(1,095,367)	(782)	(1,833,699)
Net cash (used in)/provided by investing activities	-	-	-	(77,707)	25,887	(51,820)
Net cash provided by financing activities	657,133	-	-	1,074,858	(24,598)	1,707,393
Effect of exchange rate changes on cash and cash equivalents		-	364	(4,299)	(507)	(4,442)
Net increase in cash and cash equivalents	(80,054)	-	1	(102,515)	-	(182,568)
Cash and cash equivalents at the beginning of period	81,721	-	-	249,352	-	331,073
Cash and cash equivalents at the end of period	1,667	-	1	146,837	-	148,505

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

Transfers of Cash through Our Organizations

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries, including our wholly-owned Chinese Mainland subsidiaries and the subsidiaries of the VIE and on remittances from the consolidated VIEs, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund intercompany loans, service any debt we may incur outside of Chinese Mainland and pay our expenses. When our principal operating subsidiaries or the consolidated VIEs incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our Chinese Mainland subsidiary and certain other subsidiaries permit payments of dividends only from part of their retained earnings, if any, determined in accordance with applicable Chinese Mainland accounting standards and regulations.

Jingbo Technology Inc. conducts its business operations in China through its PRC Subsidiaries, Jingbo VIE and Jingbo VIE. If needed, Jingbo Technology Inc. can transfer cash to the its subsidiary in China and the subsidiaries of the VIEs (the “PRC Subsidiaries”) through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to Jingbo Technology Inc. through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIEs through intercompany loans and capital contributions, and the VIEs can transfer cash to the subsidiaries of the VIEs as services fees under the VIE contractual arrangements. For the years ended February 28, 2025 and February 29, 2024, there are no such activities. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIEs and its subsidiary. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

Current PRC regulations permit the PRC Subsidiaries to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiaries are required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risks Relating to Doing Business in China — We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements.” In addition, cash transfers from Jingbo Technology Inc. are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risks Relating to Doing Business in China — Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our initial public offering to make loans to our Chinese Mainland subsidiary and our consolidated VIEs, or to make additional capital contributions to our Chinese Mainland subsidiary.”

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. The VIEs receive a significant portion of its revenues in Renminbi. Under the current corporate structure, Jingbo, the Nevada holding company, may rely on dividend payments from the PRC Subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the PRC Subsidiaries and VIEs to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders. See “Risks Relating to Doing Business in China —We are subject to restrictions on currency exchange.”

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking Group Limited (“Intellegence Parking”), a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, the Company held a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking..

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence Parking is now a wholly owned subsidiary.

Intellegence Parking completed the development of Any-e APP, the first online test parking lot was in Fuyang Traffic Police Brigade, Any-e Park APP completed online. The first smart parking projects built by Intellegence Parking include road parking in Yinhu Science and Technology Park in Fuyang District, Hangzhou, parking in Chunqiu North Road, Fuyang District, and parking in Fuchun Street, Fuyang District. In August 2018, Any-e Park cloud platform was launched in Zengcheng District, Guangzhou for the first time. In 2019, Any-e Park, urban smart parking project signings continued. In 2020, Any-e Park, urban smart parking project landed in more than ten cities. Urban smart parking project landed in more than twenty cities; contracted more than fifty cities with more than 5000 parking lots and more than 4 million users.

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

On February 28, 2024, the Company changed its fiscal year end from May 31, to the last day of February.

On September 3, 2024, the board of directors (the “Board”) of Jingbo Technology, Inc. the Company approved and adopted the Amended and Restated Bylaws (the “Amended Bylaws”) which became effectively immediately. The Amended Bylaws (i) revised the principal business location of the Company and (ii) lowered the minimum votes required for actions taken by written consent of stockholders to the majority of the issued and outstanding shares of the Company.

On October 30, 2024, the Company filed with the Nevada Secretary of State a Certificate of Amendment of the Articles of Incorporation (the “Certificate of Amendment”). The Certificate of Amendment increased the number of authorized shares of common stock, $0.001 par value per share (the “Common Stock”), from 50,000,000 shares to 50,000,000,000 shares (the “Authorized Capital Change”). The Authorized Capital Change took effect on October 17, 2024.

On November 18, 2024, Jingbo Technology, Inc. the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe Technology Limited, a British Virgin Islands company (“Xinghe”), and Hangdu Technology Limited (“Hangdu”), a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

On December 9, 2024, the Acquisition was completed. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu. Xinghe is the sole shareholder of Keqiao Limited, which is incorporated in Hong Kong and holds 100% of Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”), which is incorporated in Guangzhou, China. Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao Technology Co., Ltd. (“Guangzhou Keqiao”), giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao. Guangzhou Keqiao is the sole shareholder of Shaoxing Keqiao Zhuyi Technology Co., Ltd. (“Shaoxing Keqiao”), an innovative technology company incorporated in China specializing in intelligent parking projects. After the Acquisition, Jingbo will continue its smart parking business in Zhejiang, China. Shaoxing Keqiao is an innovative technology company specializing in intelligent parking projects in Zhejiang, China. The platform owned by Shaoxing Keqiao supports online payment of parking fees, enabling seamless access to parking spaces, which greatly improves the user’s parking experience. Shaoxing Keqiao utilizes modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to provide solutions for the intelligent management and service of urban parking resources. Prior to the Acquisition, the Company’s ability to continue as a going concern was dependent on long-term loan in the amount of $22,032,891 (the “Debt”) owed to Shaoxing Keqiao. Following the Acquisition, the Company no longer owes the Debt to Shaoxing Keqiao or to the controlling person of Shaoxing Keqiao.

Capital Stock

The Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. The Company increased the number of authorized shares of common stock, $0.001 par value per share (the “Common Stock”), from 50,000,000 shares to 50,000,000,000 shares. Total number of shares issued and outstanding as of June 6, 2025 is 555,315,412.

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

Xinghe provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through Shaoxing Keqiao, which is an innovative technology company specializing in intelligent parking projects in Zhejiang, China. The platform owned by Shaoxing Keqiao supports online payment of parking fees, enabling seamless access to parking spaces, which greatly improves the user’s parking experience. Shaoxing Keqiao utilizes modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to provide solutions for the intelligent management and service of urban parking resources.

A deeply integrated digital ecological platform for city planners, parking lot operators, car owners and cooperative businesses to provide comprehensive solutions for smart parking. It also focuses on the construction of its digital platform which operates the creations and control of businesses, assists the construction of smart cities, and creates a bright future for smart living.

Intellegence operates facilities at Xiaoshan Airport Remote Parking Lot, Tianjin Xinhua International University, Fuyang People’s Hospital, Qilu University Hospital, Shanghai Tesco Supermarket, Hubei Huanggang Central Hospital. Xinghe operates in several intelligent parking projects in Zhejiang, China. We also currently have eight urban parking projects.

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

They also have DC brushless road gates that (i) are DC brush-less 24V motor, heat resistant, silent operation, power gate operating life span exceeds 5 million times; (ii) include digital control box, adjustable power gate speed between 1.5 - 6 seconds depends on pole length; (iii) retract upon collision, prevents tailgating, delayed automatic power-down function; (iv) self-raise during malfunctions, external power supply automatically disconnects, to ensure normal passage of the lot; and (v) have red and green status lights, green light indicates open, red light indicates gate is currently closed.

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

Intellegence and Xinghe expect to derive revenue from (i) both contract and partnership parking operations, and there are both city-level parking lots and single-unit projects that make profits from parking lot operations; (ii) business model design and the accumulation of platform users, we establish a platform ecosystem, realize the fundamental value of users, provide longer service span for users. Shared resources and business models for the platform merchants, provide system support for merchants to build digital operations, and help merchants to build their own digital assets; (iii) selling our parking hardware and developing software; (iv) the platform’s hardware and software systems, where we connect docking lots, and its users then assist with cash flow, even though we do not participate in the operations; and (v) the preliminary project construction and equipment installation of parking lots.

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

The Company’s bottom line subsidiaries include Zhuyi Technology (Anping) Co., a PRC company formed on May 12, 2022, which is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Haikou Zhuyi Technology Co., a PRC company which was formed on May 9, 2022 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Liangshan Tongfu Technology Co., a PRC company which was formed on November 13, 2018 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhu Zhibin; Zhejiang Linglingyi Network Technology Co., a PRC company which was formed on November 7, 2018 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Yibin Huibo Technology Co., a PRC company which was formed on July 5, 2019 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Xide Zhuyi Technology Co., a PRC company which was formed on October 14, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Hubei Tongpo Parking Management Co., a PRC company which was formed on November 4, 2020 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; Zhuyi Technology (Taining) Co., a PRC company which was formed on May 18, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Zhang Guowei; and Shaoxing Keqiao Zhuyi Technology Co., Ltd, a PRC company which was formed on February 18, 2022 and is engaged in the business of intelligent parking projects. Its legal representative is Chen Xiujuan.

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

Business Model

Intellegence and Xinghe intend to carry out software and hardware system conversion for existing parking lots, to achieve a smart, digital, platform operation, from constructing to profiting. We shall integrate resources and processing transactions by undergoing software development and using our own merchant marketing management software. The Company will operate the lots by contracting them out and profiting from the parking fees. We utilize modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to deliver intelligent solutions for the management and operation of urban parking resources. We hope to gain revenue through the sales of various smart parking hardware, including smart car stopper, smart parking machine, smart cloud box, geomagnetic, etc. We also have E-commerce, membership, sales profit and sales commission on Any-e platform and want to utilize the platform’s database, build an O2O business model for the automotive aftermarket, which brings more opportunities, more stable and sufficient cash flow and ultimately revenue to the platform. We believe there are advantages to our partnership operation model, capital operation model, digital, ecological, and platform operation business model. Intelligence and Xinghe have a strong resource integration capability, from parking, car owners, online and offline merchants, industry support to O2O platform, etc. Multi-platform resource integration to open up each service channel, to achieve shared user resources in the ecosystem, to better assist each and every user.

Employees

As of February 28, 2025:

Company name	Part-time/Full- time	Number of employees
Jingbo Technology, Inc. (formerly SavMobi Technology, Inc.)	Full-time	1
Intellegence Parking Group Limited and its subsidiaries	Full-time	0
Zhejiang Jingbo Ecological Technology Co. and its subsidiaries	Full-time	151
Shaoxing Keqiao and its subsidiaries	Full-time	2

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

We do not have direct ownership of some of our operating entities in Chinese Mainland, but through contractual arrangements (the “VIE Agreements”), we exercise control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. As a result, through such contractual arrangements with the VIEs and their shareholders, we are the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with all of our current revenue is derived from the VIEs in Chinese Mainland. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in the VIEs but rely on the VIE Agreements with the VIEs to control and operate their businesses. However, these VIE Agreements may not be effective from Chinese Mainland laws in providing us with the necessary control over the VIEs and their operations. Any deficiency in these VIE Agreements may result in our loss of control over the management and operations of the VIEs, which will result in a significant loss in the value of an investment in the Company. Because of the practical restrictions on direct foreign equity ownership imposed by the Chinese Mainland government authorities, we must rely on contractual rights through the VIE structure to effect control over and management of the VIEs, which exposes us to the risk of potential breach of contract by the shareholders of the VIEs.

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

We are a holding company incorporated in the Nevada. As a holding company with no material operations, our operations were conducted in Chinese Mainland by our subsidiaries and through the VIE Agreements with the VIEs in Chinese Mainland, the respective equity of which is owned by Huixin WFOE and Keqiao WFOE, through the VIE Agreements, as a result of which, under United States generally accepted accounting principles, the assets and liabilities of the VIEs are treated as our assets and liabilities and the results of operations of the VIEs are treated in all respects as if they were the results of our operations. The Chinese Mainland government regulates telecommunications-related businesses through strict business licensing requirements and other government regulations. These laws and regulations also include limitations on foreign ownership of Chinese Mainland companies that engage in telecommunications-related businesses. Specifically, foreign investors are not allowed to own more than 50% equity interest in any Chinese Mainland company engaging in value-added telecommunications businesses (except for e-commerce, domestic multi-party communication, store-and-forward and call center services). The primary foreign investor must also have operating experience and a good track record in providing value-added telecommunications services, or VATS, overseas. On March 29, 2022, the Decision of the State Council on Revising and Repealing Certain Administrative Regulations, which took effect on May 1, 2022, was promulgated to amend certain provisions of regulations including the Provisions on the Administration of Foreign-Invested Telecommunications Enterprises (2016 Revision), the requirement for major foreign investor to demonstrate a good track record and experience in operating value-added telecommunications businesses is deleted.

Because we are a Nevada corporation, we are classified as a foreign enterprise under Chinese Mainland laws and regulations, and our wholly-owned Chinese Mainland subsidiaries, Huixin WFOE and Keqiao WFOE, are foreign-invested enterprises, or FIEs. To comply with the current Chinese Mainland laws and regulations, we conduct our business in Chinese Mainland through our certain consolidated VIEs and its affiliates. Huixin WFOE Keqiao WFOE have respectively entered into a series of contractual arrangements with our consolidated VIEs and their shareholders. In addition, we cannot assure you that we will be able to comply with these laws and regulations in all respects. We may also be subject to fines, legal or administrative sanctions and other adverse consequences, and may not be able to become in compliance with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

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

If our corporate structure and contractual arrangements are deemed by the MIIT or the MOFCOM or other regulators having competent authority to be illegal, either in whole or in part, we may lose control of our consolidated VIEs and may have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and contractual arrangements are found to be in violation of any existing or future Chinese Mainland laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking our business and operating licenses;
●	levying fines on us;
●	confiscating any of our income that they deem to be obtained through illegal operations;
●	shutting down our services;
●	discontinuing or restricting our operations in Chinese Mainland;
●	imposing conditions or requirements with which we may not be able to comply;
●	requiring us to change our corporate structure and contractual arrangements;
●	restricting or prohibiting our use of the proceeds from overseas offerings to finance our Chinese Mainland consolidated VIEs business and operations; and
●	taking other regulatory or enforcement actions that could be harmful to our business.

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

We do not hold equity interests in the VIEs. We rely on contractual arrangements with our consolidated VIEs and their shareholders to operate our business, which may not be as effective as direct ownership in providing operational control and may have potential conflicts of interests with us. If the Chinese Mainland government determines that the VIE Agreements do not comply with Chinese Mainland regulations, or if these regulations change or are interpreted differently in the future, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of the VIEs that conduct all or substantially all of our operations.

We have equity interests in Huixin WFOE and Keqiao WFOE, however, neither we nor our subsidiaries own any equity interests in the VIEs. We control and receive the economic benefits of the VIEs’ business operation through the VIE Agreements. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in the VIEs but rely on the VIE Agreements with the VIEs to control and operate our business. The Company control over the VIEs and the Company’s position of being the primary beneficiary of the VIEs for the accounting purposes are limited to the conditions that the Company met for consolidation of the VIEs under U.S. GAAP. Such conditions include that (i) the Company controls the VIEs through power to govern the activities which most significantly impact the VIEs’ economic performance, (ii) the Company is contractually obligated to absorb losses of the VIEs that could potentially be significant to VIEs, and (iii) the Company is entitled to receive benefits from VIEs that could potentially be significant to the VIEs. Only if the Company meets the aforementioned conditions for consolidation of the VIEs under U.S. GAAP, the Company will be deemed as the primary beneficiary of the VIEs, and the VIEs will be treated as the Company’s consolidated affiliated entities for accounting purposes.

A significant portion of our revenue is attributed to our consolidated VIEs. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated VIEs. If our consolidated VIEs or their shareholders fail to perform their respective obligations under these contractual arrangements, our recourse to the assets held by our consolidated VIEs is indirect and we may have to incur substantial costs and expend significant resources to enforce such arrangements in reliance on legal remedies under Chinese Mainland law. These remedies may not always be effective, particularly in light of uncertainties in the Chinese Mainland legal system. Furthermore, in connection with litigation, arbitration or other judicial or dispute resolution proceedings, assets under the name of any of the record holders of equity interest in our consolidated VIEs, including such equity interest, may be put under court custody. The validity of the VIE Agreements has not been tested in the Chinese Mainland jurisdiction. These VIE Agreements may not be enforceable in Chinese Mainland if Chinese Mainland government authorities or courts take a view that such VIE Agreements contravene Chinese Mainland laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, we may not be able to exert effective control over the VIEs, and our ability to conduct our business may be materially and adversely affected. As a consequence, our securities may decline in value or become worthless if the determinations, changes, or interpretations result in our inability to assert contractual control over the assets of the VIEs that conduct all or substantially all of our operations.

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

If the custodians or authorized users of our controlling intangible assets, including chops and seals, fail to fulfill their responsibilities, misappropriate or misuse these assets, our business and operations may be materially and adversely affected.

Under Chinese Mainland law, legal documents for corporate transactions, including agreements and contracts such as the leases and sales contracts that our business relies on, are executed using the chop or seal of the signing entity or with the signature of a legal representative whose designation is registered and filed with the relevant local branch of the SAIC. The subsidiaries and consolidated VIEs generally execute legal documents by affixing chops or seals, rather than having the designated legal representatives sign the documents.

The subsidiaries and consolidated VIEs have three major types of chops—corporate chops, contract chops and finance chops. The subsidiaries and consolidated VIEs use corporate chops generally for documents to be submitted to government agencies, such as applications for changing business scope, directors or company name, and for legal letters. The subsidiaries and consolidated VIEs use contract chops for executing leases and commercial contracts. The subsidiaries and consolidated VIEs use finance chops generally for making and collecting payments, including issuing invoices. Generally all contracts are required to undergo review and obtain approval from the legal department prior to being officially sealed and executed. Use of corporate chops and contract chops must be approved by the administrative department, and use of finance chops must be approved by the finance department. The chops of our subsidiaries and consolidated VIEs are generally held by the relevant entities so that documents can be executed locally. Although our subsidiaries and consolidated VIEs usually utilize chops to execute contracts, the registered legal representatives of our subsidiaries and consolidated VIEs have the apparent authority to enter into contracts on behalf of such entities without chops, unless such contracts set forth otherwise.

In order to maintain the physical security of our chops, our subsidiaries and consolidated VIEs generally have them stored in secured locations accessible only to the designated key employees of our administrative or finance departments. The designated legal representatives generally do not have access to the chops. Although our subsidiaries and consolidated VIEs have approval procedures in place and mechanisms to monitor key employees, including the designated legal representatives of our subsidiaries and consolidated VIEs, the procedures may not be sufficient to prevent all instances of abuse or negligence. There is a risk that our key employees or designated legal representatives could abuse their authority, for example, by binding our subsidiaries and consolidated VIEs with contracts against our interests, as our subsidiaries and consolidated VIEs would be obligated to honor these contracts if the other contracting party acts in good faith in reliance on the apparent authority of our chops or signatures of the legal representatives. If any designated legal representative obtains misappropriates the chop in an effort to obtain control over the relevant entity, we would need to have a shareholder or board resolution to designate a new legal representative and to take legal actions to seek the return of the chop, apply for a new chop with the relevant authorities, or otherwise seek legal remedies for the legal representative’s misconduct. If any of the designated legal representatives obtains, misuses or misappropriates our chops and seals or other controlling intangible assets for whatever reason, we could experience disruption to our normal business operations. We may have to take corporate or legal action, which could involve significant time and resources expenses while distracting management from our operations, and our business and operations may be materially and adversely affected.

The business of our subsidiaries and consolidated VIEs may be significantly affected by the newly enacted PRC Foreign Investment Law, and its enactment may materially and adversely affect our business and financial condition.

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

The most updated negative list, issued on December 27, 2021 and became effective on January 1, 2022, stipulates that any Chinese Mainland domestic enterprise engaging in the fields prohibited by the negative list shall obtain the consent of the relevant competent Chinese Mainland authorities for overseas listing, and the foreign investors shall not participate in the operation and management of such enterprise, and the shareholding percentage of the foreign investors in such enterprise shall be subject to the relevant administrative provisions of Chinese Mainland domestic securities investment by foreign investors. Such negative list does not further elaborate whether existing overseas listed enterprise will be subject to such requirements. The staff of the NDRC addressed in an interview on December 27, 2021 that certain existing overseas listed enterprises whose foreign investors’ shareholding percentage exceed the aforementioned threshold are not required to make adjustment or deduction. If any of the businesses that our subsidiaries and consolidated VIEs operate were in the “restricted” category on the “negative list,” and the enacted version of the PRC Foreign Investment Law and the final “negative list” mandate further actions to be taken by us, such as a pre-approval process, there is no assurance that our subsidiaries and consolidated VIEs can obtain such pre-approval on a timely basis, or at all. Such determination would materially and adversely affect the value of our securities, and such further actions required to be taken by us under the newly enacted PRC Foreign Investment Law may materially and adversely affect our business and financial condition. Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, our subsidiaries and consolidated VIEs may face substantial uncertainties as to whether our subsidiaries and consolidated VIEs can complete such actions in a timely manner, or at all.

In addition, the PRC Foreign Investment Law provides a five-year period for the existing foreign invested enterprises established according to the existing laws regulating foreign investment to maintain their structure and corporate governance after the implementation of the PRC Foreign Investment Law. Thus our subsidiaries and consolidated VIEs may be required to adjust the structure and corporate governance of certain of our Chinese Mainland entities after the expiration of such period. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure, corporate governance and business operations.

Contractual arrangements in relation to our variable interest entities, may be subject to scrutiny by the Chinese Mainland tax authorities and they may determine that we, or our variable interest entities and their subsidiaries, owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable Chinese Mainland laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the Chinese Mainland tax authorities. The Chinese Mainland enterprise income tax law and regulations require enterprises that conduct related party transactions to prepare transfer pricing documentations to demonstrate the basis of determining the price, the computation methodology and detailed explanations. The tax authorities may impose reasonable adjustments on taxation if they have identified any related party transactions that are inconsistent with arm’s length principles after they conducted tax inspection. We may face material and adverse tax consequences if the Chinese Mainland tax authorities determine that the contractual arrangements among our Chinese Mainland subsidiaries, our variable interest entities and their shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable Chinese Mainland laws, regulations and rules, and adjust income of our variable interest entities in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our variable interest entities for Chinese Mainland tax purposes, which could in turn increase their tax liabilities without reducing the tax expenses of our Chinese Mainland subsidiaries. Please see Note 14 “Income taxes” to our audited consolidated financial statements. In addition, if a Chinese Mainland subsidiary requests the shareholders of our variable interest entities to transfer their equity interests at nominal or no value pursuant to these contractual arrangements, such transfer could be viewed as a gift and subject the Chinese Mainland subsidiary to Chinese Mainland income tax. Furthermore, the Chinese Mainland tax authorities may impose late payment fees and other penalties on our variable interest entities for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially adversely affected if our variable interest entities’ tax liabilities increase or if they are required to pay late payment fees and other penalties.

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

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-Chinese Mainland Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-Chinese Mainland Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-Chinese Mainland Resident Enterprises or Bulletin 7, issued by the State Administration of Taxation, on February 3, 2015 and amended in December 2017. Pursuant to Bulletin 7, an “indirect transfer” of Chinese Mainland assets, including a transfer of equity interests in an unlisted non-Chinese Mainland holding company of a Chinese Mainland resident enterprise, by non-Chinese Mainland resident enterprises may be re-characterized and treated as a direct transfer of the underlying Chinese Mainland assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of Chinese Mainland enterprise income tax. As a result, gains derived from such indirect transfer may be subject to Chinese Mainland enterprise income tax. According to Bulletin 7, “Chinese Mainland taxable assets” include assets attributed to an establishment in Chinese Mainland, immovable properties located in Chinese Mainland, and equity investments in Chinese Mainland resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-Chinese Mainland resident enterprise, would be subject to Chinese Mainland enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from Chinese Mainland taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in Chinese Mainland or if its income mainly derives from Chinese Mainland; whether the offshore enterprise and its subsidiaries directly or indirectly holding Chinese Mainland taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of Chinese Mainland taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a Chinese Mainland establishment, the resulting gain is to be included with the enterprise income tax filing of the Chinese Mainland establishment or place of business being transferred, and may consequently be subject to Chinese Mainland enterprise income tax at a rate of 25%. Where the underlying transfer relates to immovable properties located in Chinese Mainland or to equity investments in a Chinese Mainland resident enterprise, which is not related to a Chinese Mainland establishment or place of business of a non-resident enterprise, a Chinese Mainland enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

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

The net income of the VIEs is denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiary or consolidated VIEs. Currently, certain of our Chinese Mainland subsidiary, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant Chinese Mainland governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant Chinese Mainland governmental authorities. Since a significant amount of our future net income and cash flow will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize cash generated in Renminbi to fund our business activities outside of the Chinese Mainland or pay dividends in foreign currencies to our shareholders, including holders of our securities, and may limit our ability to obtain foreign currency through debt or equity financing for our subsidiaries and consolidated VIEs.

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

The HFCA Act was signed into law on December 18, 2020 and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934, or the Exchange Act (such as our annual report on Form 10-K) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

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

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in Chinese Mainland and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in Chinese Mainland and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the SEC, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCA Act, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our securities are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our securities. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 13, 2022, a bid and an ask was initially posted.

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

Quarter Ended	High	Low
June 30, 2023	$3.15	$3.15
September 30, 2023	$0.0151	$0.0151
December 31, 2023	$0.75	$0.75
March 31, 2024	$3.75	$3.75
June 30, 2024	4.69	3.58
September 30, 2024	4.25	0.118
December 31, 2024	3.00	1.010
March 31, 2025	7.15	1.030

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

Holders

As of June 6, 2025, there were 555,315,412 shares of common stock issued and outstanding, which were held by 15,049 stockholders of record.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, the Company held a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence.

Consequently, SVMB has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence is now a wholly owned subsidiary.

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands. It is controlled by Guowei Zhang, Xiujuan Chen, Hongwei Li and Chuchu Zhang. Intellegence Parking is an investment holding company.

Intellegence Parking (Hong Kong) Limited (“Intellegence HK”) was incorporated on July 20, 2022 under the laws of Hong Kong SAR. Intelligence HK is a wholly subsidiary of Intellegence Parking since incorporation and it is an investment holding company.

Huixin WFOE was incorporated on October 24, 2022 under the laws of PRC. It is a wholly owned subsidiary of Intellegence HK since incorporation and it is an investment holding company.

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

Zhejiang Linglingyi Network Technology Co. (“Linglingyi”) was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications. On October 12, 2024, Linglingyi was deregistered .

Liangshan Tongfu Technology Co. (“Liangshan”) was incorporated on November 13, 2018. On September 29, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses. On August 27, 2024 Liangshan was transferred.

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications. Anping was deregistered on 27 June, 2023.

Haikou Zhuyi Technology Co. (“Haikou”) was incorporated on May 9, 2022 which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.On August 27， 2024, Haikou was transferred.

Yibin Huibo Technology Co. (“Yibin”) was incorporated on July 4, 2019, which is 80% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications. On August 27, 2024 Yibin was transferred.

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

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Jingbo VIE and is subsidiaries.

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

Leshan Zhuyi Qifeng Intelligent Technology Development Co. (“Leshan”) was incorporated on March 14, 2024, which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile  applications.

On August 27, 2024, Hangzhou Zhuyi entered into a shares transfer agreement with Qiaofei Li and Haikou. Pursuant to the agreement, Hangzhou Zhuyi transferred 90% of the equity interest of Haikou to Qiaofei Li and 10% to Lili Xu, for consideration of $0. Haikou has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

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

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Changsen Chi and Liangshan. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the equity interest it owned in Liangshan to Changsen Chi for consideration of $0. Liangshan has no material operations before the transfer, and Hangzhou received a valuation report from a third party before it entered into the agreement.

On November 18, 2024, Jingbo Technology, Inc. the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe and Hangdu, a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement. On December 9, 2024, the Acquisition was completed.

Keqiao Limited HK was incorporated under the laws of the HK on October 2, 2024, which was fully owned by Xinghe. Keqiao Limited HK is an investment holding company. Keqiao WFOE was incorporated under the laws of the PRC on September 22, 2024. Its sole director is Xiujuan Chen. It specializes in digital culture and creative software development.

Keqiao WFOE was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Guangzhou Keqiao was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Shaoxing Keqiao was incorporated under the laws of the PRC on February 18, 2022, which was fully owned by Guangzhou Keqiao. It mainly focuses on intelligent parking projects.

Corporate Structure

For the Year Ended February 28, 2025 Compared to the Year Ended February 29, 2024

Revenue from parking fee

The Company generated $1,657,057 in revenues from parking fees during the financial year ended February 28, 2025 compared to $1,582,679 during the year ended February 29, 2024. The increase in revenue from parking fees was mainly contributed by the increase revenue from Leshan.

Revenue from winery sales

The Company generated $420,180 in revenues from winery sales during the financial year ended February 28,2025 compared to nil during the year ended February 29, 2024. This was a new income stream.

Cost of revenues for parking fee

During the year ended February 28, 2025, the Company incurred $2,152,385 in cost of revenues compared to $2,121,929 for the year ended February 29, 2024. Cost of revenue mainly consisted of platform maintenance expenses, depreciation, salary and rental expenses. The increase in cost of revenues was mainly contributed by the increase in platform maintenance expenses.

Cost of revenue for winery sales

During the year ended February 28, 2025, the Company incurred $385,467 in cost of revenue compared to nil for the year ended February 29, 2024. Cost of revenue mainly consisted of inventory purchasing cost.

Gross loss

Gross loss was $396,198 for the year ended February 28, 2025, compared to $538,292 for the year ended February 29, 2024. The decrease in gross loss was mainly contributed by the increase in revenue as we expanded our business into winery sales and saw a growth in customer volume from Leshan with cost of revenue remained stable.

Selling and marketing expenses

During the year ended February 28, 2025, we incurred selling and marketing expenses of $579,810 compared to $295,609 for the year ended February 29, 2024. Selling and marketing expenses for the year ended February 28, 2025 and February 29, 2024 mainly included salary expenses, travelling expenses, hospitality expenses and advertisement expenses. The increase in selling and marketing expense was primarily due to a increase in hospitality expenses.

General and Administrative Expenses

During the year ended February 28, 2025, we incurred general and administrative expenses of $3,173,066 compared to $3,888,621 incurred during the year ended February 29, 2024. General and administrative expenses incurred during the year ended February 28, 2025 mainly consisted of salary expense, depreciation expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in salary expense.

Research and development expenses

During the year ended February 28, 2025, we incurred research and development expenses of $359,447 compared to $334,029 for the year ended February 29, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The increase in R & D expenses was contributed by an increase in depreciation expenses.

Net loss

As the result of foregoing, the net loss for the years ended February 28, 2025 and February 29, 2024 was $6,016,408 and $5,482,077 respectively.

Liquidity and Capital Resources

As of February 28, 2025, the Company had total assets of $12,222,816 comprising current assets of $7,085,559 and non-current assets of $5,137,257 compared to total assets of $12,866,660 consisting of current assets of $4,255,988 and non-current assets of $8,610,672 as of February 29, 2024. The Company’s total liabilities as of February 28, 2025 were $35,231,324, which was comprised of current liabilities of $13,670,065 and non-current liabilities of $21,561,259. This compares with total liabilities of $31,568,840 as of February 29, 2024, which was comprised of current liabilities of $28,635,745 and non-current liabilities of $2,933,095.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the years ended February 28, 2025 and February 29, 2024.

	Year Ended February 28, 2025	Year Ended February 29, 2024
Net cash used in operating activities	(1,325,190)	(1,833,699)
Net cash provided by /(used in) investing activities	776,994	(51,820)
Net cash provided by financing activities	512,117	1,707,393
Effect of exchange rate changes on cash and cash equivalents	2,331	(4,442)
Net decrease in cash and cash equivalents	(33,748)	(182,568)
Cash and cash equivalents at the beginning of period	148,505	331,073
Cash and cash equivalents at the end of period	114,757	148,505

Cash Flows from Operating Activities

For the year ended February 28, 2025, net cash used in operating activities was $1,325,190, mainly comprised of a net loss of $6,016,408 an increase in prepaid expenses and other current assets of $1,896,109, offset by an increase in accounts payable and other current liabilities of $4,321,939, depreciation and amortization expenses of $922,519, impairment losses of $437,477. For the year ended February 29, 2024, net cash flows used in operating activities were $1,833,699, consisting primarily of a net loss of $5,482,077, offset by a decrease in prepaid expenses and other current assets of $1,060,083, depreciation and amortization expense of $955,430, and an increase in accounts payable and other current liabilities of $1,500,608.

Cash Flows from Investing Activities

Net cash flows provided by investing activities were $776,994, mainly comprising gain on business acquisition of $426,680  and loss on disposal of subsidiaries of $444,554, offset by a purchase of property and equipment of $154,671 for the year ended February 28, 2025, compared to net cash flows used in investing activities of $51,820 for the year ended February 29, 2024 mainly comprising a purchase of property and equipment of $55,446 and offset by interest-free loan repaid by related parties of $4,357.

Cash Flows from Financing Activities

For the year ended February 28, 2025, net cash provided by financing activities was $512,117 consisting mainly of proceed from interest-free loan from related parties of $1,275,534 and offset by a repayment of interest-free loan to related parties of $763,417. For the year ended February 29, 2024, net cash provided by financing activities was $1,707,393 consisting mainly of proceeds from long-term borrowings of $2,897,248, proceeds from short-term loan of $1,462,158, proceed from interest-free loan from related parties of $1,150,344 and offset by repayment of interest-free loan to related parties of $3,802,357.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $6,106,408 for the year ended February 28, 2025; (2) accumulated deficit of $35,326,578 as of February 28, 2025; and (3) the working capital deficit of 6,584,506 as of February 28, 2025.

Management has determined there is substantial doubt about its ability to continue as a going concern. Management will implement strategies and plans to grow the Company’s business and generate substantial revenue, and take further measures to control operating costs. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;
●	Other available sources of financing (including debt) from banks and other financial institutions; and
●	Financial support and credit guarantee commitments from the Company’s related parties.

Based on the above considerations, manager is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonably terms, or at all.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course business. The consolidated financial statements do not include any adjustments that might result from outcome of such uncertainties.

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

In accordance with the National Bureau of Statistics of China, the year-over-year percentage changes in the consumer price index for March 2022, 2023, and 2024 were 2%, 0.2%, 0.2%, respectively. Inflation in China has not materially affected our profitability and operating results. However, we can provide no assurance that we will be unaffected by higher inflation rates in China in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Jingbo Technology, Inc.

Opinion on the Financial statements

We have audited the accompanying consolidated balance sheets of Jingbo Technology, Inc. (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended February 28, 2025 and February 29, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years ended February 28, 2025 and February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2024 Financial Statements

As discussed in note 22 to the Financial Statements, the consolidated financial statements for the years ended February 29, 2024 have been restated.

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

Going Concern Assessment

As described in Note 3 to the consolidated financial statements, for the fiscal years ended February 28, 2025 and February 29, 2024, the Company reported accumulated deficit of $35,326,578 and $29,311,229 and a working capital deficiency of $6,584,506 and $24,379,757, respectively. The Company primarily funds its operation through debt instruments whose availability depends on a number of factors including its ability to generate operating cash flow to repay debts when due, planned expenditures and market conditions.

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

Guangzhou, Guangdong, China

PCAOB NO: 2729

June 12, 2025

Jingbo Technology, Inc.

Consolidated Balance Sheets

As of the years ended February 28, 2025 and February 29, 2024

	February 28, 2025	February 29, 2024
	$	$
Assets
Current assets
Cash and cash equivalents	105,265	142,434
Restricted cash	9,492	6,071
Accounts receivable	122,614	500,564
Inventories	119,006	203,752
Amount due from related parties	70,104	110,173
Prepaid expenses and other current assets	6,659,078	3,292,994
Total current assets	7,085,559	4,255,988

Non-current assets
Property, plant and equipment, net	5,020,365	6,000,826
Intangible assets, net	8,911	13,867
Right-of-use assets	77,318	85,541
Other non-current assets	30,663	2,510,438
Total non-current assets	5,137,257	8,610,672

Total Assets	12,222,816	12,866,660

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,373,098	1,389,333
Accounts payables	629,535	643,192
Advances from customers	3,595,420	38,168
Other current payables	5,749,278	2,464,304
Taxes payable	67,723	60,639
Amounts due to related parties	2,245,834	23,959,944
Operating lease liabilities, current	9,177	80,165
Total current liabilities	13,670,065	28,635,745

Non-current liabilities
Operating lease liabilities	65,791	15,496
Long term payable	21,495,468	2,917,599
Total non-current liabilities	21,561,259	2,933,095

Total Liabilities	35,231,324	31,568,840
Commitments and Contingencies (Note 16)

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 and 5,315,412 share issued and outstanding as of February 28, 2025 and February 29, 2024, respectively)	555,315	5,315
Additional paid-in capital	9,672,563	9,530,921
Accumulated deficit	(35,326,578)	(29,311,229)
Accumulated other comprehensive income	2,264,403	2,109,066
Non-controlling interest	(174,211)	(1,036,253)
Total (Deficit) Equity	(23,008,508)	(18,702,180)

Total Liabilities and (Deficit) Equity	12,222,816	12,866,660

Jingbo Technology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

for the years ended February 28, 2025 and February 29, 2024

	2025	2024
	$	$

Net revenues	2,141,654	1,583,637
Cost of revenues	(2,537,852)	(2,121,929)
Gross loss	(396,198)	(538,292)

Operating expenses:
Selling and marketing expenses	(579,810)	(295,609)
General and administrative expenses	(3,173,066)	(3,888,621)
Research and development expenses	(359,447)	(334,029)
Impairment losses	(539,954)	(52,097)
Impairment of Property, plant and equipment	(437,477)	-
Total operating expenses	(5,089,754)	(4,570,356)

Operating loss	(5,485,952)	(5,108,648)

Other income (expenses):
Interest income	803	718
Interest expense	(91,810)	(27,050)
Other expense, net	(432,052)	(347,097)
Total other income and (expenses)	(523,059)	(373,429)

Loss before taxes from operations	(6,009,011)	(5,482,077)

Provision for income taxes	(7,397)	-

Net loss	(6,016,408)	(5,482,077)

Other comprehensive income:
Foreign currency translation income	168,509	736,277
Total comprehensive loss	(5,847,899)	(4,745,800)

Net loss attributable to :
Owners of the Company	(5,992,730)	(5,296,123)
Non-controlling interest	(23,678)	(185,954)
	(6,016,408)	(5,482,077)
Total comprehensive loss attributable to:
Owners of the Company	(5,842,795)	(4,552,254)
Non-controlling interest	(5,104)	(193,546)
	(5,847,899)	(4,745,800)
Loss per common share: Basic and diluted	(0.05)	(1.00)

Weighted Average Number of Common Share Outstanding: Basic and Diluted	128,877,056	5,315,412

Jingbo Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 28, 2025 and February 29, 2024

			Additional		Other	Total	Non
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2023	5,315,412	5,315	9,530,921	(24,015,106)	1,365,197	(13,113,673)	(842,707)	(13,956,380)
Net income	-	-	-	(5,296,123)		(5,296,123)	(185,954)	(5,482,077)
Foreign currency translation adjustments	-	-	-	-	743,869	743,869	(7,592)	736,277
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income	-	-	-	(5,992,730)	—	(5,992,730)	(23,678)	(6,016,408)
Foreign currency translation adjustments	-	-	-	-	149,935	149,935	18,574	168,509
Acquisition of Xinghe	-	-	691,642	(22,619)	5,402	674,425	-	674,425
Loss on disposal of subsidiaries							867,146	867,146
Additional shares issued	550,000,000	550,000	(550,000)
Balance at, February 28, 2025	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)

Jingbo Technology, Inc.

Consolidated Statements of Cash Flows

For the years ended February 28, 2025 and February 29, 2024

	2025	2024
	$	$

Net loss	(6,016,408)	(5,482,077)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	862,051	814,569
Depreciation of right-of-use assets	60,468	140,861
Bad debt expense	539,954	52,097
Loss/(gain) on disposal of fixed assets	(19,176)	809
Loss on disposal of right-of-used asset	-	8,131
Impairment of property and equipment	437,477	-
Changes in operating assets and liabilities
Accounts receivable	(235,172)	94,770
Inventories	(242,738)	(487,474)
Prepaid expenses and other current assets	(1,896,109)	1,060,083
Other non-current assets	862,524	463,924
Accounts payable and other current liabilities	4,321,939	1,500,608
Net cash used in operating activities	(1,325,190)	(1,833,699)

Cash flows from investing activities
Proceeds from sale of property and equipment	21,082	731
Purchase of property and equipment	(154,671)	(55,446)
Business acquisition, net of cash acquired	426,680	-
Interest-free loan lent to related parties	(56,986)	(1,462)
Interest-free loan repaid by related parties	96,335	4,357
Loss on disposal of subsidiaries	444,554	-
Net cash provided by /(used in) investing activities	776,994	(51,820)

Cash flows from financing activities
Proceeds of short-term loans	-	1,462,158
Proceeds from long-term borrowings	-	2,897,248
Proceeds from interest-free loan from related parties	1,275,534	1,150,344
Repayment of interest-free loan to related parties	(763,417)	(3,802,357)
Net cash provided by financing activities	512,117	1,707,393

Effect of exchange rate changes on cash and cash equivalents	2,331	(4,442)

Net increase/(decrease) of cash and cash equivalents	(33,748)	(182,568)

Cash and cash equivalents–beginning of year	148,505	331,073

Cash and cash equivalents–end of year	114,757	148,505

Supplementary cash flow information:
Income taxes	793	185
Interest expense	91,810	27,050

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, the Company will hold a total of 200,000,000 issued and outstanding shares of Intellegence. Zhang Guowei is the sole director of Intellegence Parking.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence is now a wholly owned subsidiary.

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands. It is controlled by Guowei Zhang, Xiujuan Chen, Hongwei Li and Chuchu Zhang. Intellegence Parking is an investment holding company.

Intellegence HK was incorporated on July 20, 2022 under the laws of Hong Kong SAR. Intelligence HK is a wholly subsidiary of Intellegence Parking since incorporation and it is an investment holding company.

Huixin WFOE was incorporated on October 24, 2022 under the laws of PRC. It is a wholly owned subsidiary of Intellegence HK since incorporation and it is an investment holding company.

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

On November 18, 2024, Jingbo Technology, Inc. the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe， a British Virgin Islands company and Hangdu Technology Limited, a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

On December 9, 2024, the Acquisition was completed pursuant to the terms of the Shares Exchange Agreement dated November 18, 2024 described in the Company’s Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2024. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu.

Keqiao Limited HK was incorporated under the laws of the HK on October 2, 2024, which was fully owned by Xinghe. Keqiao Limited HK is an investment holding company. Keqiao WFOE was incorporated under the laws of the PRC on September 22, 2024. Its sole director is Xiujuan Chen. It specializes in digital culture and creative software development.

Keqiao WFOE was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao, giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIEs’ subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	February 28, 2025	February 29, 2024
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC August 22, 2024	100%	-
Xinghe Technology Limited	BVI September 9, 2024	100%	-
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC February 18, 2022	100%	-

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

Hangzhou Zhuyi was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Zhejiang Jingbo Ecological Technology became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

Linglingyi was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications.   On October 12, 2024, Linglingyi was deregistered.

Liangshan was incorporated on November 13, 2018. On September 29, 2022, Hangzhou Zhuyi entered in a share agreement with Hangzhou Kaai Technology Co. to purchase 26% of Liangshan’s shares. As a result, Hangzhou Zhuyi holds 67% of Liangshan. Liangshan is into smart parking projects and smart parking mobile applications businesses. On August 27, 2024 Liangshan was transferred.

Anping was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications. Anping was deregistered on 27 June, 2023

Haikou was incorporated on May 9, 2022 which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.   On August 27, 2024, Haikou was transferred.

Yibin was incorporated on July 4, 2019, which is 80% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.   On August 27, 2024 Yibin was transferred.

Xide was incorporated on October 14, 2021, which is 67% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Tongpo was incorporated on November 4, 2020, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Taining was incorporated on May 18, 2021, which is 72% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Huji was incorporated on August 14, 2023, which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Leshan was incorporated on March 14, 2024, which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile  applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Jingbo VIE (“VIE 1”) and its subsidiaries (Collectively, the “Group 1”).

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao.

Guangzhou Keqiao was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Shaoxing Keqiao was incorporated under the laws of the PRC on February 18, 2022, which was fully owned by Guangzhou Keqiao. It mainly focuses on intelligent parking projects.

Xinghe provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Keqiao VIE (“VIE 2”), and its subsidiaries (collectively, the “Group 2”).

a. Contractual agreements with VIEs

Power of Attorney/ Shareholder’s Voting Right Proxy Agreement

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

Exclusive(Call) Option Agreements

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

Exclusive Business Corporation Agreement

Pursuant to the exclusive business cooperation agreements among the WFOEs and the VIEs, respectively, the WFOEs have the exclusive right to provide the VIEs with services related to, among other things, comprehensive technical support, professional training, consulting services, trademark and copyright of system. Without prior written consent of the WFOEs, the VIEs agree not to directly or indirectly accept the same or any similar services provided by any others regarding the matters ascribed by the exclusive business cooperation agreements. The VIEs agree to pay the WFOEs services fees, which shall be determined by the WFOEs. The WFOEs have the exclusive ownership of intellectual property rights created as a result of the performance of the agreements. The agreements shall remain effective except that the WFOEs are entitled to terminate the agreements in writing. Unless otherwise required by PRC Laws, the VIEs shall not unilaterally terminate this agreement.

Equity Pledge Agreement

Pursuant to the equity pledge agreements among the WFOEs, the VIEs and their respective nominee shareholders, the nominee shareholders of the VIEs pledged all of their respective equity interests in the VIEs to the WFOEs as collateral for performance of the obligations of the VIEs and their nominee shareholders under the exclusive business cooperation agreements, the power of attorney agreements, and the exclusive option agreements. The nominee shareholders of the VIEs also undertake that, during the term of the equity pledge agreements, unless otherwise approved by the WFOEs in writing, they will not transfer the pledged equity interests or create or allow any new pledge or other encumbrance on the pledged equity interests. These equity pledge agreements remain in force until VIEs and their respective nominee shareholders discharge all their obligations under the contractual agreements.

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

c. Summary of financial information of the Groups’ VIEs (inclusive of VIE’s subsidiaries)

The following tables set forth the financial statement balances and amounts of the VIEs and their subsidiaries included in the consolidated financial statements after the elimination of intercompany balances and transactions among VIEs and their subsidiaries within the Group.

Group 1

	February 28, 2025	February 29, 2024
	$	$
Cash and cash equivalents	96,985	140,766
Restricted cash	9,492	6,071
Accounts receivable	122,614	500,564
Inventories	119,006	203,752
Prepaid expenses and other current assets	6,624,750	3,292,994
Amounts due from related parties	157,259	118,771
Property, plant and equipment, net	5,020,365	6,000,826
Intangible assets, net	8,911	13,867
Right-of-use assets	77,318	85,541
Other non-current assets	30,663	2,510,438
Total Assets	12,267,363	12,873,590
Short-term Loan	1,373,098	1,389,333
Accounts payables	629,535	643,192
Advances from customers	3,595,420	38,168
Other current payables	5,740,940	2,456,551
Taxes payable	67,723	60,639
Amounts due to related parties	22,793,389	22,812,085
Operating lease liabilities, current	9,177	80,165
Long term payable	-	2,917,599
Operating lease liabilities, non-current	65,791	15,496
Total Liabilities	34,275,073	30,413,228
Total (Deficit) Equity of VIE 1	(22,007,710)	(17,539,638)
Total Liabilities and (Deficit) Equity of VIE 1	12,267,363	12,873,590

	February 28, 2025	February 29, 2024
	$	$
Net revenues	2,141,654	1,583,637
Cost of revenues	(2,537,765)	(2,121,929)
Gross loss	(396,111)	(538,292)
Total costs and expenses	(4,587,175)	(3,856,921)
Operating loss	(4,983,286)	(4,395,213)
Total other expenses	(523,105)	(372,524)
Loss before taxes from operations	(5,506,391)	(4,767,737)
Provision for income taxes	(7,397)	-
Net loss	(5,513,788)	(4,767,737)
Net loss attributable to VIE 1	(5,490,110)	(4,581,783)

	February 28, 2025	February 29, 2024
	$	$
Net cash used in operating activities	(560,006)	(1,095,367)
Net cash provided by/ (used in) investing activities	270,699	(77,707)
Net cash provided financing activities	250,287	1,074,858
Effect of exchange rate changes on cash and cash equivalents	(1,340)	(4,299)
Net increase in cash and cash equivalents	(40,360)	(102,515)
Cash and cash equivalents at the beginning of period	146,837	249,352
Cash and cash equivalents at the end of period	106,477	146,837

Group 2

February 28,
2025

Cash and cash equivalents	1,574
Prepaid expenses and other current assets, net	34,328
Amounts due from related parties	22,121,347
Total Assets	22,157,249
Other current payables	32
Amounts due to related parties	1,812
Long term payable	21,495,468
Total Liabilities	21,497,312
Total (Deficit) Equity of VIE 2	659,937
Total Liabilities and (Deficit) Equity of VIE 2	22,157,249

February 28,
2025

Net revenues	-
Cost of revenues	(87)
Gross loss	(87)
Total costs and expenses	(4,227)
Operating loss	(4,314)
Total other income	52
Loss before taxes from operations	(4,262)
Provision for income taxes	-
Net loss	(4,262)
Net loss attributable to VIE 2	(4,262)

February 28,
2025

Net cash provided by operating activities	64,828
Net cash used in investing activities	(63,240)
Net cash provided by /(used in)financing activities	-
Effect of exchange rate changes on cash and cash equivalents	(14)
Net increase in cash and cash equivalents	1,574
Cash and cash equivalents at the beginning of period	-
Cash and cash equivalents at the end of period	1,574

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

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $6,016,408 for the year ended February 28, 2025; (2) accumulated deficit of $35,326,578 as of February 28, 2025; and (3) the working capital deficit of 6,584,506 as of February 28, 2025.

Management has determined there is substantial doubt about its ability to continue as a going concern. Management will implement strategies and plans to grow the Company’s business and generate substantial revenue, and take further measures to control operating costs. Management is trying to alleviate the going concern risk through the following sources:

●	Equity financing to support its working capital;
●	Other available sources of financing (including debt) from banks and other financial institutions; and
●	Financial support and credit guarantee commitments from the Company’s related parties.

Based on the above considerations, manager is of the opinion that the Company will probably not have sufficient funds to meet its working capital requirements if the Company is unable to obtain additional financing. There is no assurance that the Company will be successful in implementing the foregoing plans or that additional financing will be available to the Company on commercially reasonably terms, or at all.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course business. The consolidated financial statements do not include any adjustments that might result from outcome of such uncertainties.

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

Business Combination and Non-controlling Interests

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence and the shareholders of Intelligence (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence was exchanged for 1,000,000,000 shares of common stock of SVMB issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence will acquire a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence is the accounting acquirer.

Immediately after completion of such share exchange, SVMB will hold a total of 200,000,000 issued and outstanding shares of Intellegence Parking. Zhang Guowei is the sole director of Intellegence Parking.

SVMB and Intellegence Parking consolidated the financial statements through common control. As a result, the Company measured the recognized assets and liabilities combined at their historical cost at the acquisition date. The difference between consideration paid and assets and liabilities received are presented as a component of equity and additional paid-in-capital.

Zhejiang Jingbo Ecological Technology and Hangzhou Zhuyi, Linglingyi, Liangshan, Anping, Haikou, Yibin, Xide Tongpo, Leshan, Huji and Taining consolidated the financial statements through acquisition.

On November 18, 2024, the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement 2”), with Xinghe, and Hangdu Technology Limited, a British Virgin Islands company and the sole shareholder of Xinghe (“Hangdu”). Pursuant to the Share Exchange Agreement 2, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement 2.

On December 9, 2024, the Acquisition was completed pursuant to the terms of the Shares Exchange Agreement 2 dated November 18, 2024. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu.

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

Segment Reporting

ASC 280, Disclosures about Segments, of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities from which they may earn revenues and incur expenses, and about which separate financial information is available that is evaluated regularly by the chief operating decision-marker, or decision-making group (the “CODM”), in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenues, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments.

Chief executive officer is determined as the CODM of the Company. The Company has organized operations into three different areas: (1) parking fee, (2) winery sales, and (3) others. CODM has access them as separate operating segments.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts receivables

Account receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An expected credit loss is made when collection of the full amount is no longer probable. Bad debts are written off against expected credit loss allowances.

Inventories

Inventories solely consist of consumable parts for sales are stated at the lower of cost or market value. Consumable parts for sales costs include: materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the First in, first out method to its inventory.

Property, plant and equipment

An item of property, plant and equipment is stated at cost less any accumulated depreciation and any accumulated allowance for decrease in value (if any).

The cost of an item of property plant and equipment comprises its purchase price, import duties and non-refundable purchase taxes (after deducting trade discounts and rebates) and any costs directly attributable to bringing the asset to the location and condition necessary for it to be capable of operating in the manner intended by management. These can include the initial estimate of costs of dismantling and removing the item, and restoring the site on which it is located, the obligation for which an entity incurs either when the item is acquired or as a consequence of having used the item during a particular period.

The cost of replacing part of property, plant and equipment is included in the carrying amount of the asset when it is probable that future economic benefits will flow to the Company and the carrying amount of those replaced parts is derecognized. Repairs and maintenance are charged to the statement of income during the financial period in which they are incurred.

Depreciation is provided over their estimated useful lives, using the straight-line method. The estimated useful lives of the property, plant and equipment are as follows:

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

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize impairment loss based on the fair value of the assets. The Company recorded impairment losses on long-lived assets of $433,242 and nil for the years ended February 28, 2025 and February 29, 2024.

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

	02282025	02292024
Year end RMB: US$ exchange rate	7.2828	7.1977
Annual average RMB: US$ exchange rate	7.2123	6.8392

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Income recognition

Recognition of Revenue

Revenue is reported net of business taxes and VAT. The Company’s main income is from parking fee, winery sales and tourism services.

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

Recent accounting pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The objective of ASU 2024-03 is to “address requests from investors for more detailed information about the types of expenses . .. . in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development).” Investors advised the FASB that “disclosure of disaggregated information about expenses is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities.” ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for all public entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. ASU 2024-04 clarifies how entities should assess the form and amount of consideration when applying this approach. In addition, the new ASU clarifies that induced conversion accounting can be applied to settlements of certain convertible debt instruments that are not currently convertible as long as the instrument contained a substantive conversion feature as of both its issuance date and the inducement offer acceptance date. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

4. Business Combination, Significant Transaction and Sale of business

Acquisition of Xinghe

Acquisition related costs were immaterial. Unaudited pro forma combined financial statements as of August 31, 2024 and for the year ended February 29, 2024 were presented and filed in the 8-K with filing date December 9, 2024. The results of Xinghe’s operations have been included in the consolidated financial statements since December 2024.

The following table summarizes the provisional estimated consideration for the acquisition of Xinghe:

Cash and cash equivalents	621,722
Amounts due from related parties	19,103,677
Prepaid expenses and other current assets	119,931
Other current payables	(18,901,304)
Total assets acquired net of acquired cash	944,026

Sale of Haikou, Yibin , and Liangshan

On August 27, 2024, Hangzhou Zhuyi entered into a shares transfer agreement with Qiaofei Li and Haikou. Pursuant to the agreement, Hangzhou Zhuyi transferred 90% of all the equity interest of Haikou to Qiaofei Li and 10% to Lili Xu, for consideration of $0. Haikou has no material operations before the transfer, and Hangzhou Zhuyi received a valuation report from a third party before it entered into the agreement.

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

On the same date, Hangzhou Zhuyi entered into a shares transfer agreement with Changsen Chi and Liangshan. Pursuant to the shares transfer agreement, Hangzhou Zhuyi transferred all the equity interest it owned in Liangshan to Changsen Chi for consideration of $0. Liangshan has no material operations before the transfer, and Hangzhou received a valuation report from a third party before it entered into the agreement.

On August 22, 2024, Hangzhou Zhuyi passed a shareholder resolution. Pursuant to the resolution, given that Linglingyi has no material operations, the shareholder has decided to liquidate Linglingyi. The disposition process was completed on September 11, 2024, the last day of announcement period, pursuant to the applicable laws in China.

Details of the entities disposed were as follows:

	Haikou	Liangshan	Yibin	Total
Total assets	$-	$278,677	$77,703	$356,380
Total liabilities	-	576,029	130,887	706,916
Total net assets	-	(297,352)	(53,184)	(350,536)
Total noncontrolling interest	-	784,453	10,637	795,090

Subtotal	-	487,101	(42,547)	444,554
Total consideration	-	-	-	-
Total loss on disposal of subsidiaries	$-	$487,101	$(42,547)	$444,554

5. Account Receivables

The Company does not provide any credit terms to its customers for smart parking. Cash will be collected by the exit of parking lots. The Company provides one to three months credits term for customers purchasing parking equipment.

6. Prepaid Expenses and Other Current Assets

	February 28, 2025	February 29, 2024
Prepayment	1,885,404	421,055
Prepayment for rental	107	429,923
Deposit	1,018,681	344,997
Rent receivable(a)	1,592,794	-
Loan receivable (b)	1,531,383	1,299,420
Advances to employees	474,517	541,590
Other	293,719	397,190
VAT	12,379	5,310
Total	6,808,984	3,439,485
Allowance for doubtful debt	(149,906)	(146,491)
	6,659,078	3,292,994

(a)	As of the reporting date, the Xiaoshan airport project has been suspended. Rental fee in relation with the project will be refunded.

(b)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

7. Property, Plant and Equipment

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2023	979,268	4,424,427	138,877	2,484,285	993,156	9,020,013
Additions during the year	24,526	127,967	3,245	283,149	703,113	1,142,000
Disposals during the year	(38,827)	-	(409)	(108,282)	(669,904)	(817,422)
Effects of currency translation	(35,369)	(169,392)	(5,259)	(100,243)	(38,247)	(348,510)
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081
Additions during the year	2,384	-	26,568	507,966	517,577	1,054,495
Disposals during the year	(283,912)	(28,077)	(115,682)	(755,499)	(570,857	(1,754,027)
Effects of currency translation	(8,137)	(50,944)	(732)	(27,506)	(11,031)	(98,350)
At February 28, 2025	639,933	4,303,981	46,608	2,283,870	923,807	8,198,199

Accumulated depreciation
At February 28, 2023	842,380	528,899	106,218	936,943	-	2,414,440
Depreciation during the year	55,234	218,092	13,576	525,581	-	812,483
Disposals during the year	(30,524)	-	(89)	(76,987)	-	(107,600)
Effects of currency translation	(32,269)	(30,348)	(4,586)	(56,865)	-	(124,068)
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255
Depreciation during the year	30,655	207,104	10,865	533,675	-	782,299
Disposals during the year	(269,144)	(6,779)	(108,459)	(615,688)	-	(1,000,070)
Effects of currency translation	(7,446)	(10,315)	(400)	(14,731)	-	(32,892)
At February 28, 2025	588,886	906,653	17,125	1,231,928	-	2,744,592

Impairment provision
At February 29, 2024	-	-	-	-	-	-
Additions during the year	-	134,703	-	302,774	-	437,477
Disposal during the year	-	-	-	-	-	-
Effects of currency translation	-	(1,304)	-	(2,931)	-	(4,235)
At February 28, 2025	-	133,399	-	299,843	-	433,242

Net book value
At February 29, 2024	94,777	3,666,359	21,335	1,230,237	988,118	6,000,826
At February 28, 2025	51,047	3,263,929	29,483	752,099	923,807	5,020,365

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

8. Intangible Assets

Cost
At February 28,2023	29,259

Additions during the year	-
Disposals during the year	-
Effects of currency translation	(1,078)
At February 29,2024	28,181

Additions during the year	-
Disposals during the year	-
Effects of currency translation	(329)
At February 28,2025	27,852

Accumulated depreciation
At February 28,2023	12,804

Depreciation during the year	2,086
Disposals during the year	-
Effects of currency translation	(576)
At February 29,2024	14,314

Depreciation during the year	4,841
Disposals during the year	-
Effects of currency translation	(214)
At February 28,2025	18,941

Net book value
At February 29,2024	13,867
At February 28,2025	8,911

The following table presents future amortization as of February 28, 2025:

Year ended February 28, 2025	Amount
2026	2,037
2027	1,473
2028	1,473
2029	1,473
2030 and thereafter	2,455
$8,911

9. Right-of-use Assets

$
Cost
At February 28,2023	1,245,784
Additions during the year	40,070
Write-off during the year	991,465
Effects of currency translation	1,485
At February 29,2024	295,874
Additions during the year	64,240
Write-off during the year	240,714
Effects of currency translation	(8,162)
At February 28,2025	111,238

Accumulated depreciation
At February 28,2023	1,056,968
Depreciation during the year	133,306
Write-off during the year	983,334
Effects of currency translation	3,393
At February 29,2024	210,333
Depreciation during the year	58,342
Write-off during the year	226,346
Effects of currency translation	(8,409)
At February 28,2025	33,920

Net book value
At February 29,2024	85,541
At February 28,2025	77,318

Right of use assets consisted of 4 contracts renting offices, warehouses and parking lots. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

10. Other non-current assets

Other non-current assets mainly consisted of a rental agreement of parking lot with a third party. The contract became effective on April, 2023 and will end on March, 2027.  The Company has paid full as of February 28, 2025. As of the reporting date, the Xiaoshan airport project has been suspended. Rental fee in relation with the project will be refunded.

11. Short-term borrowings

On September 18, 2024 the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $1,373,098 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.50% and maturity date of September 17, 2025. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

12. Other payables and Accruals

	February 28, 2025	February 29, 2024
	$	$
Accrued payroll and welfare payables	251,172	310,753
Deposit	8,774	10,319
Loans payable	1,369,933	697,446
Advanced to employees	-	70,902
Refund (a)	3,844,675	972,533
Other (b)	274,724	402,351
	5,749,278	2,464,304

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents in the following 12 months.

(b)	Other mainly included collection of parking fees on behalf of a third party.

13. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the years ended February 28, 2025 and February 29, 2024:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Strength Union Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Intellegence Triumph Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Shareholder
(g)	Chuchu Zhang	Shareholder
(h)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(i)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	Formerly an entity controlled by a shareholder however it is now a subsidiary due to the acquisition of Xinghe
(j)	Xiujuan Chen	Shareholder

(a) The Company had the following transactions with related parties:

Name	Nature	For the year ended February 28, 2025
Xiujuan Chen	Revenue	331,504

(b) At February 28, 2025 and February 29, 2024, the Company owned funds from the following related parties:

	February 29,		Received	Exchange Rate	February 28,
	2024	Provided	Repayment	Translation	2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	3,605	(96,335)	(203)	1,240
Sichuan Zhicheng Qifeng Technology Co., Ltd	-	53,381	-	(517)	52,864
Total amounts due from related parties	$110,173	$56,986	$(96,335)	$(720)	$70,104

	February 28,		Received	Exchange Rate	February 29,
	2023	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	100,632	1,462	(4,357)	(3,564)	94,173
Total amounts due from related parties	$116,632	$1,462	$(4,357)	$(3,564)	$110,173

(c) At February 28, 2025 and February 29, 2024, the Company owed funds to the following related parties:

	February 29, 2024	Borrowed	Repaid	Business acquisition	Determined Sales Income	Exchange Rate Translation	February 28, 2025
Guowei Zhang	$1,629,089	$423,546	$(832)	$-	$-	$(5,624)	$2,046,179
Xiujuan Chen	347,333	851,988	(762,585)	64,278	(331,504)	2,683	172,193
Chuchu Zhang	27,787	-	-	-	-	(325)	27,462
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	-	(21,955,735)	-	-	-
Total amounts due to related parties	$23,959,944	$1,275,534	$(763,417)	$(21,891,457)	$(331,504)	$(3,266)	$2,245,834

	February 28,			Exchange Rate	February 29,
	2023	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,005,196	$678,332	$(35,898)	$(18,541)	$1,629,089
Xiujuan Chen	-	365,540	-	(18,207)	347,333
Chuchu Zhang	28,850	-	-	(1,063)	27,787
Shaoxing Keqiao Zhuyi Technology Co., Ltd	-	32,847,095	(11,036,839)	145,479	21,955,735
Total amounts due to related parties	$1,034,046	$33,890,967	$(11,072,737)	$107,668	$23,959,944

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

For helping the Company consolidate debts and providing financial support to the Company, Shaoxing Keqiao, whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxing Keqiao, outstanding balances were offset in part or in full if the transferees were our current debtors.

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

As a result of business combination with Xinghe, these loans are reclassified as long-term payables as of February 28, 2025.

14. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	February 28, 2025	February 29, 2024
	$	$
Loss before tax	(6,009,011)	(5,482,077)
Tax credit calculated at statutory tax rate	(1,502,253)	(1,370,519)
Effect of different tax rates	18,409	28,250
Deferred tax asset not recognized during the year	1,491,241	1,342,269
Total income tax expense	7,397	-

As of February 28, 2025 and February 29, 2024, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	February 28, 2025	February 29, 2024
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,954,265	3,107,917
Allowance on doubtful accounts	194,117	50,389
Deferred tax assets, gross	4,148,382	3,158,306
Less: valuation allowance	(4,148,382)	(3,158,306)
Deferred tax assets, net	-	-

The Company accounts for income taxes using the asset/liability method prescribed by ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. Deferred tax assets have not been recognize in respect of these items because it is not probable that future taxable profits will be available against which the Company can utilize the benefits.

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets.

15. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 4 agreements for renting offices, warehouses and parking lots. As of February 28, 2025, the Company has $77,318 of right-of-use assets, $9,177 in current operating lease liabilities and $65,791 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of February 28, 2025	As of February 29, 2024
	$	$
Within 1 year	11,969	82,723
After 1 year but within 5 years	31,685	16,384
Over 5 years	49,430	-
Total lease payments	93,084	99,107

Less: imputed interest	(18,116)	(3,446)
Total lease obligations	74,968	95,661
Less: current obligations	(9,177)	(80,165)
Long-term lease obligations	65,791	15,496

16. Commitments and contingencies

In September, 2024, a corporate plaintiff filed a claim against Hangzhou Zhuyi for a contract dispute. The trial court has ruled against Hangzhou Zhuyi for an amount of RMB 706,257 (US$97,924), upon which the Company has filed an appeal.

17. Long term payable

	February 28, 2025	February 29, 2024
	$	$
Long term payable	21,495,468	2,917,599
	21,495,468	2,917,599

During the years ended   February 29, 2024, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of February 29, 2024 represents the refund being paid after 12 months.

The Company entered into a three-year loan with Zhibo on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD $45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The Company entered into a two-year interest-free agreement with Zhibo on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of February 28, 2023, the outstanding balance of the two loans combined was RMB 215,280,227.44 (USD$31,053,765).

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

For helping the Company consolidate debts and providing financial support to the Company, Shaoxing Keqiao, whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxing Keqiao, outstanding balances were offset in part or in full if the transferees were our current debtors.

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

Between May 19, 2023 and July 24, 2023, apart from Hangzhou Chiyi Enterprise Management Partnership and Hangzhou Ruiqi Enterprise Management Partnership, all other partnerships were deregistered. Prior to deregistration, these partnerships transferred loans to Hangzhou Jizhong Ecological Technology Co., Ltd. totaling $21,966,818 with the original maturity unchanged and annual interest rate being 3%. Interest is payable monthly from October 1, 2024. Principle will be fully repaid upon maturity with early repayment permitted.

Shaoxing Keqiao entered into new agreements before the original loans expired.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $14,752,288.30 (RMB 107,386,985.66) with Hangzhou Jizhong Ecological Technology Co., Ltd. with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $2,630,855.04 (RMB 19,160,209.59) with Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $4,199,294 (RMB 30,000,000) with Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity September 30, 2029.

On September 30, 2024, Jingbo entered into a five-year loan agreement of $1,285,214.89 (RMB 9,359,963.02) with Shaoxing Keqiao with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Hangzhou Zhuyi entered into a five-year loan agreement of $20,154,045.45(RMB 146,777,882.23) with Shaoxing Keqiao with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2029 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

18. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

	Liangshan		Yibin		Xide		Taining		Leshan	Total
	250228	240229	250228	240229	250228	240229	250228	240229	250228	250228	240229
NCI ownership interest	33%	33%	20%	20%	33%	33%	28%	28%	35%
NCI balances	-	(852,712)	-	(14,434)	(112,686)	(86,431)	(105,396)	(82,676)	43,871	(174,211)	(1,036,253)

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of February 28, 2025 and February 29, 2024 respectively.

	Liangshan		Yibin		Xide		Taining		Leshan	Total
	250228	240229	250228	240229	250228	240229	250228	240229	250228	250228	240229
Non-current assets	-	220,813	-	-	26,870	41,406	69,421	114,451	469,230	565,521	376,670
Current asset	-	102,830	-	1,585	9,538	7,559	29,544	26,748	113,919	153,001	138,722
Current liabilities	-	(564,794)	-	(54,866)	(343,901)	(283,857)	(132,970)	(94,538)	(322,844)	(799,715)	(998,055)
Non-current liabilities	-	0	-	-	-	-	-	-	(56,373)	(56,373)	-
Net asset	-	(241,151)	-	(53,281)	(307,493)	(234,892)	(34,005)	46,661	203,932	(137,566)	(482,663)
Less: Zhuyi capital and additional paid-in capital	-	(2,377,782)	-	-	-	-	(298,228)	(298,228)	(84,753)	(382,981)	(2,676,010)
Less: OCI	-	39,956	-	(10,115)	(17,338)	(13,857)	(23,613)	(23,375)	3,087	(37,864)	(7,391)
Accumulated Deficits	-	(2,578,977)	-	(63,396)	(324,831)	(248,749)	(355,846)	(274,942)	122,266	(558,411)	(3,166,064)
Accumulated Deficits attributable to NCI	-	(851,063)	-	(12,679)	(107,194)	(82,088)	(99,636)	(76,983)	42,791	(164,039)	(1,022,813)
Plus: OCI attributable to NCI	-	(1,649)	-	(1,755)	(5,492)	(4,343)	(5,760)	(5,693)	1,080	(10,172)	(13,440)
NCI balances	-	(852,712)	-	(14,434)	(112,686)	(86,431)	(105,396)	(82,676)	43,871	(174,211)	(1,036,253)

19. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the year ended February 28, 2025 and February 29, 2024 the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

20. Segment Reporting

ASC 280, Disclosures about Segments, of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise engaging in business activities from which they may earn revenues and incur expenses, and about which separate financial information is available that is evaluated regularly by the chief operating decision-marker, or decision-making group (the “CODM”), in deciding how to allocate resources and in assessing performance. Reportable segments are defined as an operating segment that either (a) exceeds 10% of revenues, or (b) reported profit or loss in absolute amount exceeds 10% of profit of all operating segments that did not report a loss or (c) exceeds 10% of the combined assets of all operating segments.

Chief executive officer is determined as the CODM of the Company. The Company has organized operations into three different areas: (1) parking fee, (2) winery sales, and (3) others. CODM has access them as separate operating segments.

The following table set forth the operating segment reporting

	For the Year Ended February 28,2025
	Parking fee	Winery sales	Others	Consolidated

Current assets	$5,226,864	$1,354,383	$504,312	$7,085,559
Non-current assets	5,137,257	-	-	5,137,257
Revenues	1,657,057	420,180	64,417	2,141,654
Segment gross profit	(495,328)	34,713	64,417	(396,198)
Segment gross margin	(29.89)%	8.26%	100.00%	(18.50)%
Selling expenses	342,993	326	236,491	579,810
General and administrative expenses	2,924,270	215,724	33,072	3,173,066
R&D expenses	359,447	-	-	359,447
Bad debt provision	539,954	-	-	539,954
Impairment of Property, plant and equipment	437,477	-	-	437,477
Interest expense, net	86,400	3,995	612	91,007
Other income/expenses, net	432,052	-	-	432,052
Income tax expense	7,397	-	-	7,397
Net loss	(5,625,318)	(185,332)	(205,758)	(6,016,408)

21. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

22. Restatement of Previously Issued Financial Statements

The Company determined that previously issued consolidated financial statements for the fiscal year ended February 29, 2024 contained in the Company’s Form 10-K filed on July 5, 2024 should be amended required by ASC 260-10-55-12, 505-10-S99-4, and 505-20-30-6 to reflect the following items:

	Previously stated	Reclassification & Restatement	Restated
For the year ended February 29, 2024
Consolidated statements of operations and comprehensive income
Earnings per share: Basic and diluted(2)	$(0.01)	$(0.99)	$(1.00)
Weighted average number of Common stock outstanding: Basic and diluted(1)	1,001,276,294	(995,960,882)	5,315,412

(1)	On February 5, 2024, .the company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

(2)	The restatements for basic and diluted earnings per share for the fiscal year ended February 29, 2024 reflected changes of restatements of issued and outstanding common stock for effect of the Reverse Stock Split on February 5, 2024.

23. Subsequent Events

Xiaoshan airport project has been suspended in March, 2025.

The Company has performed an evaluation of subsequent events through June 12, 2025, which was the date of the issuance of the consolidated financial statements, and determined that no other events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 28, 2025.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of February 28, 2025 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d- 15(f) under the Exchange Act) during the fiscal year ended February 28, 2025.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from past two fiscal years.

Executive Compensation

The table below sets forth the positions and compensations for the sole officer and director of SVMB for the year ended February 28, 2025, and for the officers and directors of Intellegence from inception through February 28, 2025. All those active directors listed below were appointed on January 5, 2022.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

Chief Executive Officer and Chairman	Guowei Zhang	2025	$24,193	$-	$-	$-
		2024	$19,608	$-	$-	$19,608
Director	Hongwei Li	2025	$-	$-	$-	$-
		2024	$-	$-	$-	$-
Director	Chuchu Zhang	2025	$-	$-	$-	$-
		2024	$-	$-	$-	$-
Director	Xiujuan Chen	2025	$-	$-	$-	$-
		2024	$-	$-	$-	$-
Former Sole Officer and	Ma Hongyu	2025	$-	$-	$-	$-
Director		2024	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted awards stock, performance or other equity incentives during the fiscal year ended February 28, 2025 and February 29, 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 28, 2025.

Name	Number of Shares of Common Stock	Percentage	Address
Xiujuan Chen	550,059,987	99.05%	No. 1129, Yunji Road, Keqiao, Shaoxing, Zhejiang
Guowei Zhang	1,000,000	0.18%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Hongwei Li(1)	1,450,000	0.26%	Building C1, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Chuchu Zhang(2)	40,797	0.01%	Room 1704, Unit 2, Building C-14, Zhonghai Huanyutianxia, Qianmo Road, Xixing Street, Binjiang District, Hangzhou City, Zhejiang Province
(All officers and directors as a group (4 people))	2,550,784	0.46%

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

The following is a list of related parties which the Company had transactions with during the years ended February 28, 2025 and February 29, 2024:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Strength Union Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Intellegence Triumph Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Shareholder
(g)	Chuchu Zhang	Shareholder
(h)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(i)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	Formerly an entity controlled by a shareholder however it is now a subsidiary due to the acquisition of Xinghe
(j)	Xiujuan Chen	Shareholder

(a) The Company had the following transactions with related parties:

Name	Nature	For the year ended February 28, 2025
Xiujuan Chen	Revenue	331,504

(b) At February 28, 2025 and February 29, 2024, the Company owned funds from the following related parties:

	February 29,			Received	Exchange Rate	February 28,
	2024	Provided		Repayment	Translation	2025
Intellegence Triumph Holdings Limited	$5,000		$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200		-	-	-	5,200
Strength Union Holdings Limited	5,800		-	-	-	5,800
Hongwei Li	94,173		3,605	(96,335)	(203)	1,240
Sichuan Zhicheng Qifeng Technology Co., Ltd	-		53,381	-	(517)	52,864
Total amounts due from related parties	$110,173	$	,56,986	$(96,335)	$(720)	$70,104

	February 28,		Received	Exchange Rate	February 29,
	2023	Provided	Repayment	Translation	2024
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	100,632	1,462	(4,357)	(3,564)	94,173
Total amounts due from related parties	$116,632	$1,462	$(4,357)	$(3,564)	$110,173

(c) At February 28, 2025 and February 29, 2024, the Company owed funds to the following related parties:

	February 29, 2024	Borrowed	Repaid	Business acquisition	Determined Sales Income	Exchange Rate Translation	February 28, 2025
Guowei Zhang	$1,629,089	$423,546	$(832)	$-	$-	$(5,624)	$2,046,179
Xiujuan Chen	347,333	851,988	(762,585)	64,278	(331,504)	2,683	172,193
Chuchu Zhang	27,787	-	-	-	-	(325)	27,462
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	-	(21,955,735)	-	-	-
Total amounts due to related parties	$23,959,944	$1,275,534	$(763,417)	$(21,891,457)	$(331,504)	$(3,266)	$2,245,834

	February 28,			Exchange Rate	February 29,
	2023	Borrowed	Repaid	Translation	2024
Guowei Zhang	$1,005,196	$678,332	$(35,898)	$(18,541)	$1,629,089
Xiujuan Chen	-	365,540	-	(18,207)	347,333
Chuchu Zhang	28,850	-	-	(1,063)	27,787
Shaoxing Keqiao Zhuyi Technology Co., Ltd	-	32,847,095	(11,036,839)	145,479	21,955,735
Total amounts due to related parties	$1,034,046	$33,890,967	$(11,072,737)	$107,668	$23,959,944

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

For helping the Company consolidate debts and providing financial support to the Company, Shaoxing Keqiao, whose sole shareholder is Xiujuan Chen, took over the debts from the businesses mentioned in the table. Loan transfer agreements were executed on March 16 and 17, 2023 with the original clauses unchanged. Xiujuan Chen is also one of the shareholders of the Company. After the loans transferred to Shaoxing Keqiao, outstanding balances were offset in part or in full if the transferees were our current debtors.

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

As a result of business combination with Xinghe, these loans are reclassified as long-term payables as of February 28, 2025.

Item 14. Principal Accountant Fees and Services.

Fees paid to Auditors

Audit Fees

During fiscal years ended February 28, 2025 and February 29, 2024, we incurred approximately $200,000 and $125,000, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our February 28, 2025 and February 29, 2024 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Jingbo Technology, Inc.

Dated: June 12, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 12, 2025	By:	/s/ Zhang Guowei
	Name:	Zhang Guowei
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

