Form 10-Q
period 2025-05-31
Jingbo Technology, Inc.
filed 2025-07-15
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56570

Jingbo Technology, Inc.

(Exact name of Company as specified in its charter)

Nevada	47-3240707
(State of incorporation)	(I.R.S. Employer Identification No.)

Floor 1 to 6, No. 1 to 10, Chuangyi Road Yinhu Village,
Shoujiang Town Fuyang District, China.	310000
(Address of principal executive offices)	Zip Code

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 15, 2025, 555,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2025 (Unaudited)	February 28, 2025 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	142,884	105,265
Restricted cash	6,236	9,492
Accounts receivable	95,189	122,614
Inventories	149,584	119,006
Amount due from related parties	70,734	70,104
Prepaid expenses and other current assets	6,820,661	6,659,078
Total current assets	7,285,288	7,085,559

Non-current assets
Property, plant and equipment, net	4,966,821	5,020,365
Intangible assets, net	8,232	8,911
Right-of-use assets	73,250	77,318
Other non-current assets	29,827	30,663
Total non-current assets	5,078,130	5,137,257

Total Assets	12,363,418	12,222,816

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,389,063	1,373,098
Accounts payables	689,251	629,535
Advances from customers	3,345,936	3,595,420
Other current payables	6,448,878	5,749,278
Taxes payable	56,117	67,723
Amounts due to related parties	2,285,859	2,245,834
Operating lease liabilities, current	9,389	9,177
Total current liabilities	14,224,493	13,670,065

Non-current liabilities
Operating lease liabilities	63,934	65,791
Long term payable	21,745,384	21,495,468
Total non-current liabilities	21,809,318	21,561,259

Total Liabilities	36,033,811	35,231,324

Commitments and Contingencies (Note 14)

Stockholders’ (Deficit) Equity
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 shares issued and outstanding as of May 31, 2025 and February 28, 2025, respectively)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(35,732,174)	(35,326,578)
Accumulated other comprehensive income	2,011,876	2,264,403
Non-controlling interest	(177,973)	(174,211)
Total (Deficit) Equity	(23,670,393)	(23,008,508)

Total Liabilities and (Deficit) Equity	12,363,418	12,222,816

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

for the three months ended May 31, 2025 and 2024

	2025	2024
	$	$

Net revenues	461,630	308,534
Cost of revenues	(333,977)	(512,305)
Gross profit/(loss)	127,653	(203,771)

Operating expenses:
Selling and marketing expenses	(22,956)	(97,177)
General and administrative expenses	(496,698)	(792,244)
Research and development expenses	(64,336)	(81,473)
Impairment losses	68,919	-
Total operating expenses	(515,071)	(970,894)

Operating loss	(387,418)	(1,174,665)

Other income (expenses):
Interest income	135	62
Interest expense	(15,335)	(27,956
Other income/(expense)	(2,706)	(2,051)
Total other income and (expenses)	(17,906)	(29,945)

Loss before taxes from operations	(405,324)	(1,204,610)

Provision for income taxes	(3,547)	(14)

Net loss	(408,871)	(1,204,624)

Other comprehensive income:
Foreign currency translation income	(253,014)	128,480
Total comprehensive loss	(661,885)	(1,076,144)

Net loss attributable to :
Owners of the Company	(405,596)	(1,167,676)
Non-controlling interest	(3,275)	(36,948)
	(408,871)	(1,204,624)
Total comprehensive loss attributable to:
Owners of the Company	(658,123)	(1,037,643)
Non-controlling interest	(3,762)	(38,501)
	(661,885)	(1,076,144)
Loss per common share:
Basic and diluted	(0.001)	(0.23)

Weighted Average Number of Common Share Outstanding:
Basic and Diluted	555,315,412	5,315,412

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended May 31, 2024 and 2023

			Additional		Other	Total	Non-
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income	-	-	-	(1,167,676)		(1,167,676)	(36,948)	(1,204,624)
Foreign currency translation adjustments	-	-	-	-	130,033	130,033	(1,553)	128,480
Balance at, May 31, 2024	5,315,412	5,315	9,530,921	(30,478,905)	2,239,099	(18,703,570)	(1,074,754)	(19,778,324)

Balance at, February 28, 2025	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)
Net income				(405,596)		(405,596)	(3,275)	(408,871)
Foreign currency translation adjustments					(252,527)	(252,527)	(487)	(253,014)
Balance at, May 31, 2025	555,315,412	555,315	9,672,563	(35,732,174)	2,011,876	(23,492,420)	(177,973)	(23,670,393)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended May 31, 2025 and 2024

	2025	2024
	$	$

Net loss	(408,871)	(1,204,624)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	127,830	194,187
Depreciation of right-of-use assets	5,683	18,934
Bad debt expense	68,919	-
Loss on disposal of fixed assets	805	-
Transfers from construction in progress to costs of revenue	1,201	-
Changes in operating assets and liabilities
Accounts receivable	(40,290)	(5,355)
Inventories	(40,972)	47,465
Prepaid expenses and other current assets	(91,795)	445,810
Other non-current assets	-	109,306
Accounts payable and other current liabilities	383,676	866,188
Net cash provided by operating activities	6,186	471,911

Cash flows from investing activities
Purchase of property, plant and equipment	(4,821)	(263,943)
Interest-free loan lent to related parties	-	(1,406)
Interest-free loan repaid by related parties	-	94,170
Net cash used in investing activities	(4,821)	(171,179)

Cash flows from financing activities
Proceeds from interest-free loan from related parties	32,172	171,636
Net cash provided by financing activities	32,172	171,636

Effect of exchange rate changes on cash and cash equivalents	826	(6,277)

Net increase/(decrease) of cash and cash equivalents	34,363	466,091

Cash and cash equivalents–beginning of year	114,757	148,505

Cash and cash equivalents–end of year	149,120	614,596

Supplementary cash flow information:
Income taxes	3,547	14
Interest expense	15,335	27,956

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

Huixin Zhiying (Hangzhou) Technology Co. (“Huixin WFOE”) was incorporated on October 24, 2022 under the laws of PRC. It is a wholly owned subsidiary of Intellegence HK since incorporation and it is an investment holding company.

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

On November 18, 2024, Jingbo Technology, Inc. the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe Technology Limited (“Xinghe”), a British Virgin Islands company and Hangdu Technology Limited (“Hangdu”), a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

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

Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”) was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao, giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	May 31, 2025	February 28, 2025
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC August 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC February 18, 2022	100%	100%

2. Variable Interest Entities

Pursuant to Business Operation Agreements, one entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co., and the other among Keqiao WFOE and Guangzhou Keqiao, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

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

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, variable interest entities, Jingbo VIE (“VIE 1”) and its subsidiaries (Collectively, the “Group 1”).

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

Group 1

	May 31, 2025	February 28, 2025
	$	$
Cash and cash equivalents	122,443	96,985
Restricted cash	6,236	9,492
Accounts receivable	95,189	122,614
Inventories	149,584	119,006
Prepaid expenses and other current assets	6,785,934	6,624,750
Amounts due from related parties	235,310	157,259
Property, plant and equipment, net	4,966,821	5,020,365
Intangible assets, net	8,232	8,911
Right-of-use assets	73,250	77,318
Other non-current assets	29,827	30,663
Total Assets	12,472,826	12,267,363
Short-term Loan	1,389,063	1,373,098
Accounts payables	689,251	629,535
Advances from customers	3,345,936	3,595,420
Other current payables	6,428,941	5,740,940
Taxes payable	56,117	67,723
Amounts due to related parties	23,057,770	22,793,389
Operating lease liabilities, current	9,389	9,177
Operating lease liabilities, non-current	63,934	65,791
Total Liabilities	35,040,401	34,275,073
Total (Deficit) Equity of VIEs	(22,567,575)	(22,007,710)
Total Liabilities and (Deficit) Equity of VIEs	12,472,826	12,267,363

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
	$	$
Net revenues	461,630	308,534
Cost of revenues	(333,977)	(512,305)
Gross income/ (loss)	127,653	(203,771)
Total costs and expenses	(407,795)	(933,348)
Operating loss	(280,142)	(1,137,119)
Total other expenses	(17,972)	(29,945)
Loss before taxes from operations	(298,114)	(1,167,064)
Provision for income taxes	(3,545)	(14)
Net loss	(301,659)	(1,167,078)
Net loss attributable to VIEs	(298,384)	(1,130,130)

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
	$	$
Net cash provided by operating activities	101,878	517,094
Net cash used in investing activities	(80,457)	(198,805)
Net cash (used in)/provided by financing activities	(620)	141,678
Effect of exchange rate changes on cash and cash equivalents	1,401	(8,898)
Net increase in cash and cash equivalents	22,202	451,069
Cash and cash equivalents at the beginning of period	106,477	146,837
Cash and cash equivalents at the end of period	128,679	597,906

Group 2

	May 31,	February 28,
	2025	2025

Cash and cash equivalents	1,612	1,574
Prepaid expenses and other current assets, net	34,727	34,328
Amounts due from related parties	22,377,915	22,121,347
Total Assets	22,414,254	22,157,249
Other current payables	33	32
Amounts due to related parties	1,834	1,812
Long term payable	21,745,384	21,495,468
Total Liabilities	21,747,251	21,497,312
Total (Deficit) Equity of VIE 2	667,003	659,937
Total Liabilities and (Deficit) Equity of VIE 2	22,414,254	22,157,249

	May 31,	February 28,
	2025	2025

Net revenues	-	-
Cost of revenues	-	(87)
Gross loss	-	(87)
Total costs and expenses	(602)	(4,227)
Operating loss	(602)	(4,314)
Total other income	-	52
Loss before taxes from operations	(602)	(4,262)
Provision for income taxes	-	-
Net loss	(602)	(4,262)
Net loss attributable to VIE 2	(602)	(4,262)

	May 31,	February 28,
	2025	2025

Net cash (used in)/provided by operating activities	(602)	64,828
Net cash provided by/(used in ) investing activities	620	(63,240)
Net cash provided by /(used in) financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	20	(14)
Net increase in cash and cash equivalents	38	1,574
Cash and cash equivalents at the beginning of period	1,574	-
Cash and cash equivalents at the end of period	1,612	1,574

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 28, 2025.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025, as filed with the SEC on July 12, 2025. Operating results for the three months ended May 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2026.

Going Concern

The Company incurred net loss of $408,871 during the three months ended May 31, 2025. As of May 31, 2025, the Company had total deficit of $35,732,174 and had net cash provided by operating activities of $6,186. The Company incurred net loss of $6,016,408 during the year ended February 28, 2025. As of February 28, 2025, the Company had total deficit of $35,326,578 and had net cash used by operating activities of $1,325,190.

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

	05312025	02292025	05312024
Period/Year end RMB: US$ exchange rate	7.1991	7.2828	7.2410
Annual average RMB: US$ exchange rate	7.2549	7.2123	7.1148

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

5. Prepaid Expenses and Other Current Assets

	May 31, 2025	February 28, 2025
Prepayment to vendors	1,677,704	1,885,404
Prepayment for rental	110	107
Deposit	2,920,608	1,018,681
Rent receivable (a)	-	1,592,794
Loan receivable (b)	1,549,188	1,531,383
Advances to employees	514,637	474,517
Other	305,884	293,719
VAT	4,179	12,379
Total	6,972,310	6,808,984
Allowance for doubtful debt	(151,649)	(149,906)
	6,820,661	6,659,078

(a)	As of the year end February 28, 2025 the Xiaoshan airport project has been suspended. Rental fee in relation with the project will be refunded. For three months ended May 31, 2025, the refund has been received by the Company.

(b)	Loan receivables are loans borrow to third parties. All loans are interest free and will be repaid on demand.

6. Property, Plant and Equipment, Net

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2025	639,933	4,303,981	46,608	2,283,870	923,807	8,198,199

Additions during the year	-	-	-	3,066	17,170	20,236
Disposals during the year	-	(152,644)	-	(1,077,104)	(1,201)	(1,230,949)
Effects of currency translation	7,440	48,858	542	18,234	10,865	85,939
At May 31, 2025	647,373	4,200,195	47,150	1,228,066	950,641	7,073,425

Accumulated depreciation
At February 28, 2025	588,886	906,653	17,125	1,231,928	-	2,744,592

Depreciation during the year	5,025	49,494	2,191	69,159	-	125,869
Disposals during the year	-	(18,731)	-	(771,888)	-	(790,619)
Effects of currency translation	6,885	10,780	217	8,880	-	26,762
At May 31, 2025	600,796	948,196	19,533	538,079	-	2,106,604

Impairment provision
At February 28, 2025	-	133,399	-	299,843	-	433,242
Additions during the year	-	-	-	-	-	-
Disposals during the year	-	(133,913)	-	(300,998)	-	(434,911)
Effects of currency translation	-	514	-	1,155	-	1,669
At May 31, 2025	-	-	-	-	-	-

Net book value
At February 28, 2025	51,047	3,263,929	29,483	752,099	923,807	5,020,365

At May 31, 2025	46,577	3,251,999	27,617	689,987	950,641	4,966,821

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China.

7. Intangible Assets

Cost
At February 28,2025	27,852
Additions during the year	-
Disposals during the year	-
Effects of currency translation	324
At May 31,2025	28,176
Accumulated depreciation
At February 28,2025	18,941
Depreciation during the year	782
Disposals during the year	-
Effects of currency translation	221
At May 31, 2025	19,944
Net book value
At February 28,2025	8,911
At May 31, 2025	8,232

8. Right-of-use Assets

$
Cost
At February 28,2025	111,238
Additions during the year	-
Write-off during the year	-
Effects of currency translation	2,474
At May 31,2025	113,712

Accumulated depreciation
At February 28,2025	33,920
Depreciation during th year	4,968
Write-off during the year	-
Effects of currency translation	1,574
At May 31,2025	40,462

Net book value
At February 28,2025	77,318
At May 31,2025	73,250

Right of use assets consisted of 3 contracts renting offices, and warehouses. Contracted terms ranged from two to five years with the earliest start date being April 1, 2022.

9. Short-term borrowings

 On September 18, 2024 the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $1,389,063 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.50% and maturity date of September 17, 2025. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

10. Other payables and Accruals

	May 31, 2025	February 28, 2025
	$	$
Accrued payroll and welfare payables	298,310	251,172
Deposit	8,876	8,774
Loans payable	1,981,150	1,369,933
Refund (a)	3,889,375	3,844,675
Other (b)	271,167	274,724
	6,448,878	5,749,278

(a)	During the year ended February 28, 2025 and February 29, 2024, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 28, 2025 by mutual agreements. The refund presents the amount will be repaid to these agents in the following 12 months.

(b)	Other mainly included collection of parking fees on behalf of a third party.

11. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the three months ended May 31, 2025 and the year ended February 28, 2025:

	Name	Relationship
(a)	Hongwei Li	Shareholder
(b)	Strength Union Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Intellegence Triumph Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Xinxin Chen	Shareholder
(g)	Chuchu Zhang	Shareholder
(h)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(i)	Xiujuan Chen	Shareholder

(a) The Company had the following balances due to and due from related parties:

At May 31, 2025 and February 28, 2025, the Company owned funds from the following related parties:

	February 28, 2025	Provided	Received Repayment	Exchange Rate Translation	May 31, 2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	1,240	-	-	14	1,254
Sichuan Zhicheng Qifeng Technology Co., Ltd	52,864	-	-	616	53,480
Total amounts due from related parties	$70,104	$-	$-	$630	$70,734

At May 31, 2025 and February 28, 2025, the Company owed funds to the following related parties:

	February 28, 2025	Borrowed	Repaid	Exchange Rate Translation	May 31, 2025
Guowei Zhang	$2,046,179	$32,172	$-	$5,531	$2,083,882
Xiujuan Chen	172,193	-	-	2,003	174,196
Chuchu Zhang	27,462	-	-	319	27,781
Total amounts due to related parties	$2,245,834	$32,172	$-	$7,853	$2,285,859

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

Income tax expense (benefits)

	May 31, 2025	May 31, 2024
	$	$
Loss before tax	(405,324)	(1,204,610)
Tax credit calculated at statutory tax rate	(101,331)	(301,153)
Effect of different tax rates	4,267	1,193
Deferred tax asset not recognized during the year	100,611	299,974
	3,547	14

As of May 31, 2025 and February 28, 2025, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	May 31, 2025	February 28, 2025
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,661,455	3,954,265
Allowance on doubtful accounts	120,214	194,117
Deferred tax assets, gross	3,781,669	4,148,382
Less: valuation allowance	(3,781,669)	(4,148,382)
Deferred tax assets, net	-	-

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

13. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 3 agreements for renting offices, and warehouses. As of May 31, 2025, the Company has $73,250 of right-of-use assets, $9,389 in current operating lease liabilities and $63,934 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of May 31, 2025	As of February 28, 2025
	$	$
Within 1 year	12,108	11,969
After 1 year but within 5 years	28,777	31,685
over 5 years	50,006	49,430
Total lease payments	90,891	93,084
Less: imputed interest	(17,568)	(18,116)
Total lease obligations	73,323	74,968
Less: current obligations	(9,389)	(9,177)
Long-term lease obligations	63,934	65,791

14. Commitments and contingencies

In September  2024, a corporate plaintiff filed a claim against Hangzhou Zhuyi for a contract dispute. The trial court has ruled against Hangzhou Zhuyi for an amount of RMB 706,257 (USD$98,104), upon which the Company has filed an appeal.

15. Long term payable

	May 31, 2025	February 28, 2025
	$	$
Long term payable	21,745,384	21,495,468
	21,745,384	21,495,468

During the years ended February 29, 2024, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The balance of long-term payable as of February 29, 2024 represents the refund being paid in 12 months.

The Company entered into a three-year loan with Zhibo on September 20, 2019. The agreement commenced on October 1, 2019. The maximum borrowing is RMB 300,000,000 (USD$45,028,818) with an interest rate of 3.6%. 25% of the outstanding balance should be repaid each quarter. Supplementary contracted were signed between the two parties agreeing there would be no repayment of principle for the next 12 months and interest expense was waived. The Company entered into a two-year interest-free agreement with Zhibo on September 1st, 2020 at which date the contracted commenced. Principle was RMB 22,000,000 (USD$3,302,098). As of February 28, 2023, the outstanding balance of the two loans combined was RMB 215,280,227.44 (USD$31,053,765).

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

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $14,916,723.00 (RMB 107,386,985.66) with Hangzhou Jizhong Ecological Technology Co., Ltd. with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $2,661,473 (RMB 19,160,209.59) with Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $4,167,188 (RMB 30,000,000) with Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity September 30, 2029.

On September 30, 2024, Jingbo entered into a five-year loan agreement of $1,300,157 (RMB 9,359,963.02) with Shaoxing Keqiao with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Hangzhou Zhuyi entered into a five-year loan agreement of $20,388,366 (RMB 146,777,882.23) with Shaoxing Keqiao with an annual interest rate of 4% with maturity date September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2029 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

16. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of May 31, 2025 and February 28, 2025 respectively.

	Xide		Taining		Leshan		Total
	053125	022825	053125	022825	053125	022825	053125	022825
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(119,212)	(112,686)	(107,935)	(105,396)	49,174	43,871	(177,973)	(174,211)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Xide		Taining		Leshan		Total
	053125	022825	053125	022825	053125	022825	053125	022825
Non-current assets	23,614	26,870	61,011	69,421	460,776	469,230	545,401	565,521
Current assets	6,704	9,538	20,192	29,544	128,210	113,919	155,106	153,001
Current liabilities	(357,583)	(343,901)	(124,270)	(132,970)	(312,330)	(322,844)	(794,183)	(799,715)
Non-current liabilities	-	-	-	-	(57,579)	(56,373)	(57,579)	(56,373)
Net assets	(327,265)	(307,493)	(43,067)	(34,005)	219,077	203,932	(151,255)	(137,566)

	Xide		Taining		Leshan		Total
	053125	022825	053125	022825	053125	022825	053125	022825
Net Assets	(327,265)	(307,493)	(43,067)	(34,005)	219,077	203,932	(151,255)	(137,566)
Less: Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	(13,638)	(17,338)	(23,150)	(23,613)	617	3,087	(36,171)	(37,864)
Accumulated Deficits	(340,903)	(324,831)	(364,445)	(355,846)	134,941	122,266	(570,407)	(558,411)
Accumulated Deficits attributable to NCI	(112,499)	(107,194)	(102,045)	(99,636)	47,230	42,791	(167,314)	(164,039)
Plus: OCI attributable to NCI	(6,713)	(5,492)	(5,890)	(5,760)	1,944	1,080	(10,659)	(10,172)
NCI balances	(119,212)	(112,686)	(107,935)	(105,396)	49,174	43,871	(177,973)	(174,211)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months ended May 31, 2025 and the year ended February 28, 2025, the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

18.Segment Reporting

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

The following table set forth the operating segment reporting

For the Year Ended May 31, 2025

	Parking fee	Winery sales	Others	Consolidated

Current assets	$5,642,434	$1,132,678	$510,176	$7,285,288
Non-current assets	5,078,130	-	-	5,078,130
Revenues	356,250	64,653	40,727	461,630
Segment gross profit	81,009	5,917	40,727	127,653
Segment gross margin	22.74%	9.15%	100%	27.65%
Selling expenses	22,956			22,956
General and administrative expenses	493,494	1,966	1,238	496,698
R&D expenses	64,336	-	-	64,336
Bad debt provision	(68,919)	-	-	(68,919)
Impairment of Property, plant and equipment	-	-	-	-
Interest expense, net	15,200	-	-	15,200
Other income/expenses, net	2,706	-	-	2,706
Income tax expense	3,547	-	-	3,547
Net income (loss)	(452,311)	3,951	39,489	(408,871)

For the Year Ended February 28, 2025

	Parking fee	Winery sales	Others	Consolidated

Current assets	$5,226,864	$1,354,383	$504,312	$7,085,559
Non-current assets	5,137,257	-	-	5,137,257
Revenues	1,657,057	420,180	64,417	2,141,654
Segment gross profit	(495,328)	34,713	64,417	(396,198)
Segment gross margin	(29.89)%	8.26%	100.00%	(18.50)%
Selling expenses	342,993	326	236,491	579,810
General and administrative expenses	2,924,270	215,724	33,072	3,173,066
R&D expenses	359,447	-	-	359,447
Bad debt provision	539,954	-	-	539,954
Impairment of Property, plant and equipment	437,477	-	-	437,477
Interest expense, net	86,400	3,995	612	91,007
Other income/expenses, net	432,052	-	-	432,052
Income tax expense	7,397	-	-	7,397
Net income (loss)	(5,625,318)	(185,332)	(205,758)	(6,016,408)

19. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3%, interest expense would be $652,362 per year. The Company adopts 3% as an annual interest rate based on the China LPR announced on May 20, 2025 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $65,236 per year.

20. Subsequent Events

The Company has performed an evaluation of subsequent events through July 15, 2025, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Pursuant to Business Operation Agreements, one entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co., and the other among Keqiao WFOE and Guangzhou Keqiao, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

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

Linglingyi was incorporated on November 17, 2018. Its sole director is Guowei Zhang. Hangzhou Zhuyi acquired 100% of Linglingyi on April 29. 2022. Its main businesses are smart parking projects and smart parking mobile applications. On October 12, 2024, Linglingyi was deregistered ..

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

On March 14, 2024, Leshan was incorporated under the laws of PRC which is 65% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects.

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

On September 3, 2024, the board of directors (the “Board”) of the Company approved and adopted the Amended and Restated Bylaws (the “Amended Bylaws”) which became effectively immediately. The Amended Bylaws (i) revised the principal business location of the Company and (ii) lowered the minimum votes required for actions taken by written consent of stockholders to the majority of the issued and outstanding shares of the Company.

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

On November 18, 2024, the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe and Hangdu, a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

On December 9, 2024, the Acquisition was completed. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu. Xinghe is the sole shareholder of Keqiao Limited, which is incorporated in Hong Kong and holds 100% of Keqiao WFOE, which is incorporated in Guangzhou, China. Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao , giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao. Guangzhou Keqiao is the sole shareholder of Shaoxing Keqiao Zhuyi Technology Co., Ltd. (“Shaoxing Keqiao”), an innovative technology company incorporated in China specializing in intelligent parking projects. After the Acquisition, Jingbo will continue its smart parking business in Zhejiang, China. Shaoxing Keqiao is an innovative technology company specializing in intelligent parking projects in Zhejiang, China. The platform owned by Shaoxing Keqiao supports online payment of parking fees, enabling seamless access to parking spaces, which greatly improves the user’s parking experience. Shaoxing Keqiao utilizes modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to provide solutions for the intelligent management and service of urban parking resources. Prior to the Acquisition, the Company’s ability to continue as a going concern was dependent on long-term loan in the amount of $22,032,891 (the “Debt”) owed to Shaoxing Keqiao. Following the Acquisition, the Company no longer owes the Debt to Shaoxing Keqiao or to the controlling person of Shaoxing Keqiao.

Corporate Structure

For the Three Months Ended May 31, 2025 Compared to the Three Months Ended May 31, 2024

Revenue from parking fee

The Company generated $356,250 in revenue from parking fee during the three months ended May 31, 2025 compared to $308,534 during the three months ended May 31, 2024. Revenue mainly comprised of parking fee.  The increase in revenue from parking fees was mainly contributed by the increase revenue from Leshan.

Revenue from winery sales

The Company generated $64,653 in revenues from winery sales during the three months ended May 31, 2025 compared to nil during the year ended May 31, 2024. This was a new income stream.

Cost of Revenues for parking fee

During the three months ended May 31, 2025, the Company incurred $275,241 in cost of revenues compared to $512,305 for the three months ended May 31, 2024. Cost of revenue mainly consisted of depreciation, salary and rental expenses. The decrease in cost of revenues was contributed by the decrease in depreciation and rental expenses.

Cost of revenue for winery sales

During the three months ended May 31, 2025, the Company incurred $58,736 in cost of revenues compared to nil for the three months ended May 31, 2024.

Gross income

Gross income was $127,653 for the three months ended May 31, 2025 compared to gross loss of $203,771 for the three months ended May 31, 2024. The increase was mainly contributed by the decrease of depreciation expense and lease expense.

Selling and marketing expenses

During the three months ended May 31, 2025, we incurred selling and marketing expenses of $22,956 compared to $97,177 for the three months ended May 31, 2024. Selling and marketing expenses for the three months ended May 31, 2025 and 2024 mainly included salary expenses, traveling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in salary and hospitality expenses.

General and Administrative Expenses

During the three months ended May 31, 2025, we incurred general and administrative expenses of $496,698 compared to $792,244 incurred during the three months ended May 31, 2024. General and administrative expenses incurred during the three months ended May 31, 2025 mainly consisted of salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in professional fees.

Research and development expenses

During the three months ended May 31, 2025, we incurred research and development expenses of $64,336 compared to $81,473 for the three months ended May 31, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As of May 31, 2025, the Company had total assets of $12,363,418 comprising current assets of $7,285,288 and non-current assets of $5,078,130 compared to total assets of $12,222,816 consisting of current assets of $7,085,559 and non-current assets of $5,137,257 as of February 28, 2025. The Company’s total liabilities as of May 31, 2025 were $36,033,811, which was comprised of current liabilities of $14,224,493 and non-current liabilities of $21,809,318.  This compares with total liabilities of $35,231,324 as of February 28, 2025, which was comprised of current liabilities of $13,670,065 and non-current liabilities of $21,561,259.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the three months ended May 31, 2025 and 2024.

	Three Months Ended May 31, 2025	Three Months Ended May 31, 2024
Net cash provided by/ (used in) operating activities	6,186	471,911
Net cash used in investing activities	(4,821)	(171,179)
Net cash provided by financing activities	32,172	171,636
Effect of exchange rate changes on cash and cash equivalents	826	(6,277)
Net increase in cash and cash equivalents	34,363	466,091
Cash and cash equivalents at the beginning of period	114,757	148,505
Cash and cash equivalents at the end of period	149,120	614,596

Cash Flows from Operating Activities

For the three months ended May 31, 2025, net cash provided by operating activities was $6,186, mainly comprised of a net loss of $408,871, an increase in prepaid expenses and other current assets of $91,795 and offset by depreciation and amortization expenses of $127,830, and an increase in accounts payable and other current liabilities of $383,676. For the three months ended May 31, 2024, net cash provided by operating activities was $471,911, mainly comprised of a net loss of $1,204,624 and offset by depreciation and amortization expenses of $194,187, a decrease in prepaid expenses and other current assets of $445,810 and an increase in accounts payable and other current liabilities of $866,188.

Cash Flows from Investing Activities

Net cash used in investing activities was $4,821 for the three months ended May 31, 2025, mainly comprising a purchase of property, plant and equipment of $4,821. Net cash used in investing activities was $171,179 for the three months ended May 31, 2024, mainly comprising a purchase of property, plant and equipment of $263,943 and offset by interest-free loan repaid by related parties of $94,170.

Cash Flows from Financing Activities

For the three months ended May 31, 2025, net cash provided by financing activities was $32,172 compared $171,636 for the three months ended May 31, 2024, both of which came from proceeds from interest-free loan from related parties.

Going Concern Consideration

The Company incurred net loss of $408,871 during the three months ended May 31, 2025. As of May 31, 2025, the Company had total deficit of $35,732,174 and had net cash provided by operating activities of $6,186. In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $6,016,408 for the year ended February 28, 2025; (2) total deficit of $35,326,578 as of February 28, 2025; and (3) the working capital deficit of 6,584,506 as of February 28, 2025.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 29, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2025, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: July 15, 2025	By:	/s/ Zhang Guowei
Zhang Guowei
President, Chief Executive Officer, Chief Financial Officer and Secretary and Director

