Form 10-Q
period 2025-08-31
Jingbo Technology, Inc.
filed 2025-09-30
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of September 30, 2025, 555,315,412  shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	August 31, 2025 (Unaudited)	February 28, 2025 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	184,899	105,265
Restricted cash	12,840	9,492
Accounts receivable	77,644	122,614
Inventories	116,630	119,006
Amount due from related parties	69,994	70,104
Prepaid expenses and other current assets	6,842,202	6,659,078
Total current assets	7,304,209	7,085,559

Non-current assets
Property, plant and equipment, net	5,029,208	5,020,365
Intangible assets, net	8,101	8,911
Right-of-use assets	71,208	77,318
Other non-current assets	28,910	30,663
Total non-current assets	5,137,427	5,137,257

Total Assets	12,441,636	12,222,816

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	1,402,446	1,373,098
Accounts payables	776,091	629,535
Advances from customers	3,290,741	3,595,420
Other current payables	7,138,586	5,749,278
Taxes payable	76,087	67,723
Amounts due to related parties	2,406,689	2,245,834
Operating lease liabilities, current	9,587	9,177
Total current liabilities	15,100,227	13,670,065

Non-current liabilities
Operating lease liabilities	59,563	65,791
Long term payable	21,954,897	21,495,468
Total non-current liabilities	22,014,460	21,561,259

Total Liabilities	37,114,687	35,231,324

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 shares issued and outstanding as of August 31, 2025 and February 28, 2025)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(36,510,333)	(35,326,578)
Accumulated other comprehensive income	1,790,688	2,264,403
Non-controlling interest	(181,284)	(174,211)
Total Shareholders’ Deficit	(24,673,051)	(23,008,508)

Total Liabilities and Shareholders’ Deficit	12,441,636	12,222,816

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended August 31, 2025	Three months ended August 31, 2024	Six months ended August 31, 2025	Six months ended August 31, 2024
	$	$	$	$
Net revenues	381,683	396,242	843,313	704,776
Cost of revenues	(316,836)	(697,567)	(650,813)	(1,209,872)
Gross income/(loss)	64,847	(301,325)	192,500	(505,096)

Operating expenses:
Selling and marketing expenses	(32,135)	(320,770)	(55,091)	(417,947)
General and administrative expenses	(743,648)	(964,204)	(1,240,722)	(1,756,448)
Research and development expenses	(60,605)	(85,511)	(124,941)	(166,984)
Bad debt provision	-	-	69,295	-
Total operating expenses	(836,388)	(1,370,485)	(1,351,459)	(2,341,379)

Operating loss	(771,541)	(1,671,810)	(1,158,959)	(2,846,475)

Interest income	45	19	180	81
Interest expense	(16,021)	(33,265)	(31,356)	(61,221)
Other income/(expense)	1,208	(2,567,834)	(1,498)	(2,569,885)
Total other income/(expenses)	(14,768)	(2,601,080)	(32,674)	(2,631,025)

Income before income tax expense	(786,309)	(4,272,890)	(1,191,633)	(5,477,500)
Income tax expense	(19)	-	(3,566)	(14)
Net loss	(786,328)	(4,272,890)	(1,195,199)	(5,477,514)

Other comprehensive loss:
Foreign current translation income/(loss)	(216,330)	(137,850)	(469,344)	(9,370)
Total comprehensive loss	(1,002,658)	(4,410,740)	(1,664,543)	(5,486,884)

Net loss attributable to:
Owners of the Company	(778,159)	(4,262,965)	(1,183,755)	(5,430,641)
Non-controlling interest	(8,169)	(9,925)	(11,444)	(46,873)
	(786,328)	(4,272,890)	(1,195,199)	(5,477,514)
Total comprehensive loss attributable to:
Owners of the Company	(999,347)	(4,401,376)	(1,657,470)	(5,439,019)
Non-controlling interest	(3,311)	(9,364)	(7,073)	(47,865)
	(1,002,658)	(4,410,740)	(1,664,543)	(5,486,884)

Loss per common share:
Basic and diluted	(0.001)	(0.80)	(0.002)	(1.03)
Weighted average number of common shares outstanding:
Basic and diluted	555,315,412	5,315,412	555,315,412	5,315,412

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended August 31, 2025 and 2024

			Additional		Other	Total	Non-
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income				(5,430,641)		(5,430,641)	(46,873)	(5,477,514)
Foreign currency translation adjustments					(8,378)	(8,378)	(992)	(9,370)
Disposal of subsidiaries				1,809,896	(9,444)	1,800,452	881,187	2,681,639
Balance at, August 31, 2024	5,315,412	5,315	9,530,921	(32,931,974)	2,091,244	(21,304,494)	(202,931)	(21,507,425)

Balance at, February 28, 2025	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)

Net income				(1,183,755)		(1,183,755)	(11,444)	(1,195,199)
Foreign currency translation adjustments					(473,715)	(473,715)	4,371	(469,344)
Balance at, August 31, 2025	555,315,412	555,315	9,672,563	(36,510,333)	1,790,688	(24,491,767)	(181,284)	(24,673,051)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended August 31, 2025 and 2024

	2025	2024
	$	$

Net loss	(1,195,199)	(5,477,514)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	251,701	352,672
Depreciation of right-of-use assets	9,150	32,323
Bad debt expense	(69,295)	-
Loss on disposal of fixed assets	733	225,323
Transfers from construction in progress to costs of revenue	1,207	-
Loss on disposal of subsidiaries	-	2,125,703
Changes in operating assets and liabilities
Accounts receivable	116,324	126,280
Inventories	(30,266)	71,386
Prepaid expenses and other current assets	(96,792)	(268,090)
Other non-current assets	-	857,425
Accounts payable and other current liabilities	955,492	2,596,625
Net cash (used in)/provided by operating activities	(56,945)	642,133

Cash flows from investing activities
Purchase of property, plant and equipment	(37,374)	(418,429)
Interest-free loan lent to related parties	-	(2,126)
Interest-free loan repaid by related parties	-	98,184
Proceeds from sale of property and equipment	416	-
Net cash used in investing activities	(36,958)	(322,371)

Cash flows from financing activities
Repayment of interest-free loan to related parties	-	(257,579)
Proceeds from interest-free loan from related parties	174,459	276,000
Disposal of subsidiaries, net of cash disposed of	-	812,647
Net cash provided by financing activities	174,459	831,068

Effect of exchange rate changes on cash and cash equivalents	2,426	(13,179)

Net increase/(decrease) of cash and cash equivalents	82,982	1,137,651

Cash and cash equivalents–beginning of year	114,757	148,505

Cash and cash equivalents–end of year	197,739	1,286,156

Supplementary cash flow information:
Income taxes	3,566	14
Interest expense	31,356	61,221

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

The transaction contemplated in Purchase Agreements closed on June 8, 2022. Zhang Yiping and Chen Xinxin acquired approximately 24.54% and 6.46% of the issued and outstanding shares of the Company, respectively, and the remaining purchasers each acquired less than 4.99% of the issued and outstanding shares.

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

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands, which was controlled by Guowei Zhang, Xiujuan Chen, Hongwei Li and Chuchu Zhang. Intellegence Parking is an investment holding company.

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

On November 18, 2024, Jingbo Technology, Inc. the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe Technology Limited (“Xinghe”), a British Virgin Islands company and Hangdu Technology Limited (“Hangdu”), a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu transfered all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	August 31, 2025	February 28, 2025
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC August 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC February 18, 2022	100%	100%

2. Variable Interest Entities

Pursuant to two Business Operation Agreements, one was entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co., and the other among Keqiao WFOE and Guangzhou Keqiao, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

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

Exclusive (Call) Option Agreements

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

Group 1

	August 31, 2025	February 28, 2025
	$	$
Cash and cash equivalents	172,720	96,985
Restricted cash	12,840	9,492
Accounts receivable, net	77,644	122,614
Inventories, net	116,630	119,006
Prepaid expenses and other current assets	6,807,141	6,624,750
Amounts due from related parties	236,104	157,259
Property, plant and equipment, net	5,029,208	5,020,365
Intangible assets, net	8,101	8,911
Right-of-use assets	71,208	77,318
Other non-current assets	28,910	30,663
Total Assets	12,560,506	12,267,363
Short-term Loan	1,402,446	1,373,098
Accounts payables	751,091	629,535
Advances from customers	3,290,741	3,595,420
Other current payables	6,957,518	5,740,940
Taxes payable	76,087	67,723
Amounts due to related parties	23,251,877	22,793,389
Operating lease liabilities, current	9,587	9,177
Operating lease liabilities, non-current	59,563	65,791
Total Liabilities	35,798,910	34,275,073
Total Shareholders’ Deficit of Group 1	(23,238,404)	(22,007,710)
Total Liabilities and Shareholders’ Deficit of Group 1	12,560,506	12,267,363

	Six Months Ended August 31, 2025	Six Months Ended August 31, 2024
	$	$
Net revenues	843,313	704,776
Cost of revenues	(650,813)	(1,209,872)
Gross income/ (loss)	192,500	(505,096)
Total costs and expenses	(907,536)	(2,008,096)
Operating loss	(715,036)	(2,513,192)
Total other expenses	(32,742)	(2,631,025)
Loss before taxes from operations	(747,778)	(5,144,217)
Provision for income taxes	(3,564)	(14)
Net loss	(751,342)	(5,144,231)
Net loss attributable to Group 1	(739,898)	(5,097,358)

	Six Months Ended August 31, 2025	Six Months Ended August 31, 2024
	$	$
Net cash provided by operating activities	189,327	975,306
Net cash used in investing activities	(112,802)	(385,534)
Net cash (used in)/provided by financing activities	(624)	555,068
Effect of exchange rate changes on cash and cash equivalents	3,182	(12,579)
Net increase in cash and cash equivalents	79,083	1,132,261
Cash and cash equivalents at the beginning of period	106,477	146,837
Cash and cash equivalents at the end of period	185,560	1,279,098

Group 2

	August 31,	February 28,
	2025	2025

Cash and cash equivalents	1,654	1,574
Prepaid expenses and other current assets, net	35,061	34,328
Amounts due from related parties	22,593,521	22,121,347
Total Assets	22,630,236	22,157,249
Other current payables	32	32
Amounts due to related parties	2,889	1,812
Long term payable	21,954,897	21,495,468
Total Liabilities	21,957,818	21,497,312
Total Shareholders’ Deficit of Group 2	672,418	659,937
Total Liabilities and Shareholders’ Deficit of Group 2	22,630,236	22,157,249

	Six Months Ended	Six Months Ended
	August 31, 2025	August 31, 2024

Net revenues	-	-
Cost of revenues	-	-
Gross income/ (loss)	-	-
Total costs and expenses	(1,604)	(11,850)
Operating loss	(1,604)	(11,850)
Total other income/(expense)	1	-
Loss before taxes from operations	(1,603)	(11,850)
Provision for income taxes	-	-
Net loss	(1,603)	(11,850)
Net loss attributable to Group 2	(1,603)	(11,850)

	Six Months Ended August 31, 2025	Six Months Ended August 31, 2024

Net cash used in operating activities	(1,603)	(11,850)
Net cash provided by investing activities	1,649	11,848
Net cash provided by /(used in) financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	34	56
Net increase in cash and cash equivalents	80	54
Cash and cash equivalents at the beginning of period	1,574	32
Cash and cash equivalents at the end of period	1,654	86

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 28, 2025.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025, as filed with the SEC on June 12, 2025. Operating results for the six months ended August 31, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2026.

Going Concern

The Company incurred net loss of $1,195,199 during the six months ended August 31, 2025. As of August 31, 2025, the Company had total deficit of $36,510,333 and had working capital deficit of $7,796,018. The Company incurred net loss of $6,016,408 during the year ended February 28, 2025. As of February 28, 2025, the Company had total deficit of $35,326,578 and had working capital deficit of $6,584,506.

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

	August 31, 2025	February 28, 2025	August 31, 2024
Period/Year end RMB: US$ exchange rate	7.1304	7.2828	7.0900
Annual average RMB: US$ exchange rate	7.2155	7.2123	7.0565

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

5. Prepaid Expenses and Other Current Assets

	August 31, 2025	February 28, 2025
Prepayment to vendors	1,698,985	1,885,404
Prepayment for rental	111	107
Deposit	2,948,330	1,018,681
Rent receivable (a)	-	1,592,794
Loan receivable (b)	1,571,115	1,531,383
Advances to employees	467,275	474,517
Other	309,399	293,719
VAT	97	12,379
Total	6,995,312	6,808,984
Allowance for doubtful debt	(153,110)	(149,906)
	6,842,202	6,659,078

(a)

As of the year end February 28, 2025 the Xiaoshan airport project has been suspended. For six months ended August 31, 2025, the rental fee in relation with the project has been refunded and the refund has been received by the Company.

(b)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

6. Property, Plant and Equipment, Net

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2025	639,933	4,303,981	46,608	2,283,870	923,807	8,198,199

Additions during the year	31,834	-	-	39,235	107,419	178,488
Disposals during the year	-	(153,475)	-	(1,084,951)	(22,516)	(1,260,942)
Effects of currency translation	14,057	90,157	996	36,327	20,758	162,295
At August 31, 2025	685,824	4,240,663	47,604	1,274,481	1,029,468	7,278,040

Accumulated depreciation
At February 28, 2025	588,886	906,653	17,125	1,231,928	-	2,744,592
Depreciation during the year	7,852	99,527	4,407	136,546	-	248,332
Disposals during the year	-	(18,833)	-	(777,378)	-	(796,211)
Effects of currency translation	12,680	20,343	418	18,678	-	52,119
At August 31, 2025	609,418	1,007,690	21,950	609,774	-	2,248,832

Impairment provision
At February 28, 2025	-	133,399	-	299,843	-	433,242
Additions during the year	-	-	-	-	-
Disposals during the year	-	(134,643)	-	(302,638)	-	(437,281)
Effects of currency translation	-	1,244	-	2,795	-	4,039
At August 31, 2025	-	-	-	-	-	-

Net book value
At February 28, 2025	51,047	3,263,929	29,483	752,099	923,807	5,020,365

At August 31, 2025	76,406	3,232,973	25,654	664,707	1,029,468	5,029,208

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China. The Company is involved in a legal proceeding between Hangzhou Zhuyi and a third party. Pursuant to a Notice of Preservation Matters issued on May 22, 2025 by the Intermediate People’s Court of Hangzhou, Zhejiang Province, floor 1 to 4 are restricted for three years.

7. Intangible Assets

Cost
At February 28, 2025	27,852
Additions during the year	-
Disposals during the year	-
Effects of currency translation	595
At August 31, 2025	28,447
Accumulated depreciation
At February 28, 2025	18,941
Depreciation during the year	989
Disposals during the year	-
Effects of currency translation	416
At August 31, 2025	20,346
Net book value
At February 28, 2025	8,911
At August 31, 2025	8,101

The following table presents future amortization as of August 31, 2025:

Year ended August 31, 2025	Amount
2026	1,977
2027	1,977
2028	1,977
2029	1,977
Thereafter	193
Total	$8,101

8. Right-of-use Assets

$
Cost
At February 28, 2025	111,238
Additions during the year	-
Write-off during the year	(17,301)
Effects of currency translation	3,402
At August 31, 2025	97,339

Accumulated depreciation
At February 28, 2025	33,920
Depreciation during th year	7,671
Write-off during the year	(17,301)
Effects of currency translation	1,841
At August 31, 2025	26,131

Net book value
At February 28, 2025	77,318
At August 31, 2025	71,208

Right of use assets consisted of 4 contracts renting offices, and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

9. Short-term borrowings

On September 18, 2024 the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $1,402,446 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.50% and maturity date of September 17, 2025. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice president.

10. Other payables and Accruals

	August 31, 2025	February 28, 2025
	$	$
Accrued payroll and welfare payables	221,697	251,172
Deposit	8,962	8,774
Loans payable	2,717,878	1,369,933
Refund (a)	3,926,848	3,844,675
Other (b)	263,201	274,724
	7,138,586	5,749,278

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

11. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the six months ended August 31, 2025 and the year ended February 28, 2025:

	Name	Relationship

(a)	Strength Union Holdings Limited	Shareholder
(b)	Virtue Victory Holdings Limited	Shareholder
(c)	Intellegence Triumph Holdings Limited	Shareholder
(d)	Guowei Zhang	President of the Company
(e)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(f)	Xiujuan Chen	Shareholder
(g)	Hongwei Li	Former Shareholder
(h)	Chuchu Zhang	Former Shareholder

(a) The Company had the following balances due to and due from related parties:

At August 31, 2025 and February 28, 2025, the Company owned funds from the following related parties:

	February 28, 2025	Provided	Received Repayment	Reclass	Exchange Rate Translation	August 31, 2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	5,800
Hongwei Li	1,240	-	-	(1,240)	-	-
Sichuan Zhicheng Qifeng Technology Co., Ltd	52,864	-	-	-	1,130	53,994
Total amounts due from related parties	$70,104	$-	$-	$(1,240)	$1,130	$69,994

At August 31, 2025 and February 28, 2025, the Company owed funds to the following related parties:

	February 28, 2025	Borrowed	Repaid	Reclass	Exchange Rate Translation	August 31, 2025
Guowei Zhang	$2,046,179	$173,433	$-	$-	$10,166	$2,229,778
Xiujuan Chen	172,193	$1,026	-	-	3,692	176,911
Chuchu Zhang	27,462	-	-	(27,462)	-	-
Total amounts due to related parties	$2,245,834	$174,459	$-	$(27,462)	$13,858	$2,406,689

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

12. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	August 31, 2025	August 31, 2024
	$	$
Loss before tax	(1,191,633)	(5,477,500)
Tax credit calculated at statutory tax rate	(297,908)	(1,369,375)
Effect of different tax rates	17,693	11,772
Deferred tax asset not recognized during the year	283,781	1,357,617
Income tax expense	3,566	14

As of August 31, 2025 and February 28, 2025, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	August 31, 2025	February 28, 2025
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,899,778	3,954,265
Allowance on doubtful accounts	121,372	194,117
Deferred tax assets, gross	4,021,150	4,148,382
Less: valuation allowance	(4,021,150)	(4,148,382)
Deferred tax assets, net	-	-

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

13. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 4 agreements for renting offices, and warehouses. As of August 31, 2025, the Company has $71,208 of right-of-use assets, $9,587 in current operating lease liabilities and $59,563 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of August 31, 2025	As of February 28, 2025
	$	$
Within 1 year	12,225	11,969
After 1 year but within 5 years	29,054	31,685
over 5 years	44,878	49,430
Total lease payments	86,157	93,084
Less: imputed interest	(17,007)	(18,116)
Total lease obligations	69,150	74,968
Less: current obligations	(9,587)	(9,177)
Long-term lease obligations	59,563	65,791

14. Commitments and contingencies

In September 2024, a corporate plaintiff filed a claim against Hangzhou Zhuyi for a contract dispute. The trial court has ruled against Hangzhou Zhuyi for an amount of RMB 706,257 (USD$98,104), upon which the Company has filed an appeal.

15. Long term payable

	August 31, 2025	February 28, 2025
	$	$
Long term payable	21,954,897	21,495,468
	21,954,897	21,495,468

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

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of August 31, 2025 and February 28, 2025 respectively.

	Xide		Taining		Leshan		Total
	083125	022825	083125	022825	083125	022825	083125	022825
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(120,252)	(112,686)	(115,145)	(105,396)	54,113	43,871	(181,284)	(174,211)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Xide		Taining		Leshan		Total
	083125	022825	083125	022825	083125	022825	083125	022825
Non-current assets	23,842	26,870	52,310	69,421	437,864	469,230	514,016	565,521
Current assets	6,769	9,538	53,858	29,544	154,607	113,919	215,234	153,001
Current liabilities	(361,028)	(343,901)	(174,985)	(132,970)	(306,213)	(322,844)	(842,226)	(799,715)
Non-current liabilities	-	-	-	-	(53,067)	(56,373)	(53,067)	(56,373)
Net assets	(330,417)	(307,493)	(68,817)	(34,005)	233,191	203,932	(166,043)	(137,566)

	Xide		Taining		Leshan		Total
	083125	022825	083125	022825	083125	022825	083125	022825
Net Assets	(330,417)	(307,493)	(68,817)	(34,005)	233,191	203,932	(166,043)	(137,566)
Less: Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	(26,611)	(17,338)	(22,482)	(23,613)	(1,566)	3,087	(50,659)	(37,864)
Accumulated Deficits	(357,028)	(324,831)	(389,527)	(355,846)	146,872	122,266	(599,683)	(558,411)
Accumulated Deficits attributable to NCI	(117,820)	(107,194)	(109,068)	(99,636)	51,405	42,791	(175,483)	(164,039)
Plus: OCI attributable to NCI	(2,432)	(5,492)	(6,077)	(5,760)	2,708	1,080	(5,801)	(10,172)
NCI balances	(120,252)	(112,686)	(115,145)	(105,396)	54,113	43,871	(181,284)	(174,211)

17. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the six months ended August 31, 2025 and the year ended February 28, 2025, the Company did not accrue any statutory reserve.

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

The following table set forth the operating segment reporting:

Six Months Ended
August 31, 2025
	Parking fee	Winery sales	Others	Consolidated

Revenues	729,021	47,584	66,708	843,313
Segment gross profit	128,924	1,487	62,089	192,500
Segment gross margin	17.68%	3.13%	93.08%	22.83%
Selling expenses	55,091			55,091
General and administrative expenses	1,231,369	3,894	5,459	1,240,722
R&D expenses	124,941	-	-	124,941
Bad debt provision	(69,295)	-	-	(69,295)
Interest expense, net	31,176	-	-	31,176
Other income/expenses, net	1,498	-	-	1,498
Income tax expense	3,566	-	-	3,566
Net income / (loss)	(1,249,422)	(2,407)	56,630	(1,195,199)

Six Months Ended
August 31, 2024
	Parking fee	Others	Consolidated

Revenues	703,145	1,631	704,776
Segment gross profit	(505,829)	733	(505,096)
Segment gross margin	(71.94)%	44.94%	(71.67)%
Selling expenses	417,947	-	417,947
General and administrative expenses	1,756,448	-	1,756,448
R&D expenses	166,984	-	166,984
Interest expense, net	61,140	-	61,140
Other income/expenses, net	2,569,885	-	2,569,885
Income tax expense	14	-	14
Net income/(loss)	(5,478,247)	733	(5,477,514)

As of August 31, 2025
	Parking fee	Winery sales	Others	Consolidated

Total assets	10,849,298	1,113,329	479,009	12,441,636

As of February 28, 2025
	Parking fee	Winery sales	Others	Consolidated

Total assets	10,364,121	1,354,383	504,312	12,222,816

19. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3%, interest expense would be $658,647 per year. The Company adopts 3% as an annual interest rate based on the China LPR announced on May 20, 2025 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $65,856 per year.

20. Subsequent Events

The short-term loan, secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China, between Hangzhou Zhuyi and Zhejiang Chouzhou Commercial Bank expired on September 12, 2025. The Company successfully extended the contract until January 10, 2028, guaranteed by Jianqiang Liu, the vice president.

On September 18, 2025, the Intermediate People’s Court of Hangzhou, Zhejiang Province, held the appeal hearing of the claim against Hangzhou Zhuyi for a contract dispute mentioned under Note 14 and upheld the original judgment, which is final ruling of this case.

The Company has performed an evaluation of subsequent events through September 30, 2025, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 common shares with a par value of $0.001 per share. The issued and outstanding number of shares of the Company’s Common Stock correspondingly decreased to 5,315,412.

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

Corporate Structure

For the Three Months Ended August 31, 2025 Compared to the Three Months Ended August 31, 2024

Revenue from parking fee

The Company generated $372,771 in revenue from parking fee during the three months ended August 31, 2025 compared to $396,242 during the three months ended August 31, 2024. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by the termination of Xiaoshan Airport project.

Cost of Revenues for parking fee

During the three months ended August 31, 2025, the Company incurred $324,856 in cost of revenues compared to $697,567 for the three months ended August 31, 2024. Cost of revenue mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Gross income

Gross income was $64,847 for the three months ended August 31, 2025 compared to gross loss of $301,325 for the three months ended August 31, 2024. The increase was mainly contributed by the decrease in salary and rental expenses.

Selling and marketing expenses

During the three months ended August 31, 2025, we incurred selling and marketing expenses of $32,135 compared to $320,770 for the three months ended August 31, 2024. Selling and marketing expenses for the three months ended August 31, 2025 and 2024 mainly included salary expenses, traveling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in salary and professional fees.

General and Administrative Expenses

During the three months ended August 31, 2025, we incurred general and administrative expenses of $743,648 compared to $964,204 incurred during the three months ended August 31, 2024. General and administrative expenses incurred during the three months ended August 31, 2025 mainly consisted of salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in office fees and hospitality expenses.

Research and development expenses

During the three months ended August 31, 2025, we incurred research and development expenses of $60,605 compared to $85,511 for the three months ended August 31, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the three months ended August 31, 2025 and 2024 was $786,328 and $4,272,890 respectively. The substantial decrease in net loss was mainly due to the loss on disposal of subsidiaries during the six months ended August 31, 2024.

For the Six Months Ended August 31, 2025 Compared to the Six Months Ended August 31, 2024

Revenue from parking fee

The Company generated $729,021 in revenue from parking fee during the six months ended August 31, 2025 compared to $704,776 during the six months ended August 31, 2024. Revenue mainly comprised of parking fee. The increase in revenue from parking fees was mainly contributed by the increase revenue from Leshan.

Revenue from winery sales

The Company generated $47,584 in revenues from winery sales during the six months ended August 31, 2025 compared to nil during the six months ended August 31, 2024. This was a new income stream. The Company started to sell wine in November 2024 while the Company has ceased this business in May 2025.

Cost of revenues for parking fee

During the six months ended August 31, 2025, the Company incurred $600,097 in cost of revenues compared to $1,209,872 for the six months ended August 31, 2024. Cost of revenue mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Cost of revenue for winery sales

During the six months ended August 31, 2025, the Company incurred $46,097 in cost of revenues compared to nil for the six months ended August 31, 2024. Cost of revenue mainly consisted of inventory purchasing cost.

Gross income / loss

Gross income was $192,500 for the six months ended August 31, 2025 compared to gross loss of $505,096 for the six months ended August 31, 2024. The increase was mainly contributed by the decrease in salary and rental expenses.

Selling and marketing expenses

During the six months ended August 31, 2025, we incurred selling and marketing expenses of $55,091 compared to $417,947 for the six months ended August 31, 2024. Selling and marketing expenses for the six months ended August 31, 2025 and 2024 mainly included salary expenses, traveling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in salary and professional fees.

General and Administrative Expenses

During the six months ended August 31, 2025, we incurred general and administrative expenses of $1,240,722 compared to $1,756,448 incurred during the six months ended August 31, 2024. General and administrative expenses incurred during the six months ended August 31, 2025 mainly consisted of salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in salary expense, office fees and hospitality expenses.

Research and development expenses

During the six months ended August 31, 2025, we incurred research and development expenses of $124,941 compared to $166,984 for the six months ended August 31, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the six months ended August 31, 2025 and 2024 was $1,195,199 and $5,477,514 respectively. The substantial decrease in net loss was mainly due to the loss on disposal of subsidiaries during the six months ended August 31, 2024.

Liquidity and Capital Resources

As of August 31, 2025, the Company had total assets of $12,441,636 comprising current assets of $7,304,209 and non-current assets of $5,137,427 compared to total assets of $12,222,816 consisting of current assets of $7,085,559 and non-current assets of $5,137,257 as of February 28, 2025. The Company’s total liabilities as of August 31, 2025 were $37,114,687, which was comprised of current liabilities of $15,100,227 and non-current liabilities of $22,014,460. This compares with total liabilities of $35,231,324 as of February 28, 2025, which was comprised of current liabilities of $13,670,065 and non-current liabilities of $21,561,259.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the six months ended August 31, 2025 and 2024.

	Six Months Ended August 31, 2025	Six Months Ended August 31, 2024
Net cash (used in)/ provided by operating activities	(56,945)	642,133
Net cash used in investing activities	(36,958)	(322,371)
Net cash provided by financing activities	174,459	831,068
Effect of exchange rate changes on cash and cash equivalents	2,426	(13,179)
Net increase in cash and cash equivalents	82,982	1,137,651
Cash and cash equivalents at the beginning of period	114,757	148,505
Cash and cash equivalents at the end of period	197,739	1,286,156

Cash Flows from Operating Activities

For the six months ended August 31, 2025, net cash used in operating activities was $56,945, mainly comprised of a net loss of $1,195,199, an increase in prepaid expenses and other current assets of $96,792, an increase in inventories of $30,266, the bad debt expense reversal of $69,295, and offset by depreciation and amortization expenses of $251,701, an increase in account payables and other current liabilities of $955,492 and a decrease in account receivables of $116,324. For the six months ended August 31, 2024, net cash provided by operating activities was $642,133, mainly comprised of a net loss of $5,477,514 and offset by loss on disposal of subsidiaries of $2,125,703 and a decrease in other non-current assets of $857,425.

Cash Flows from Investing Activities

Net cash used in investing activities was $36,958 for the six months ended August 31, 2025, mainly comprising a purchase of property, plant and equipment of $37,374. Net cash used in investing activities was $322,371 for the six months ended August 31, 2024, mainly comprising a purchase of property and equipment of $418,429 and offset by interest-free loan repaid by related parties of $98,184.

Cash Flows from Financing Activities

For the six months ended August 31, 2025, net cash provided by financing activities was $174,459 compared $831,068 for the six months ended August 31, 2024, both of which came from proceeds from interest-free loan from related parties.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $1,195,199 during the six months ended August 31, 2025; (2) total deficit of $36,510,333 as of August 31, 2025; and (3) the working capital deficit of $7,796,018 as of August 31, 2025.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 28, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2025, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: September 30, 2025	By:	/s/ Zhang Guowei
Zhang Guowei
President, Chief Executive Officer, Chief Financial Officer and Secretary and Director

