Form 10-Q
period 2025-11-30
Jingbo Technology, Inc.
filed 2026-01-12
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

+86 4009260345

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

As of January 12, 2026, 555,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	November 30, 2025 (Unaudited)	February 28, 2025 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	130,007	105,265
Restricted cash	45,677	9,492
Accounts receivable	36,668	122,614
Inventories	134,858	119,006
Amount due from related parties	86,941	70,104
Prepaid expenses and other current assets	6,875,877	6,659,078
Total current assets	7,310,028	7,085,559

Non-current assets
Property, plant and equipment, net	4,819,842	5,020,365
Intangible assets, net	7,201	8,911
Right-of-use assets	76,674	77,318
Other non-current assets	27,922	30,663
Total non-current assets	4,931,639	5,137,257

Total Assets	12,241,667	12,222,816

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term Loan	70,670	1,373,098
Accounts payables	488,205	629,535
Advances from customers	3,178,046	3,595,420
Other current payables	8,079,278	5,749,278
Taxes payable	62,347	67,723
Amounts due to related parties	2,495,157	2,245,834
Operating lease liabilities, current	10,341	9,177
Total current liabilities	14,384,044	13,670,065

Non-current liabilities
Operating lease liabilities, non-current	60,420	65,791
Long-term Loan	1,342,737	-
Long term payable	22,126,499	21,495,468
Total non-current liabilities	23,529,656	21,561,259

Total Liabilities	37,913,700	35,231,324

Stockholders’ Deficit
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 shares issued and outstanding as of November 30, 2025 and February 28, 2025)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(37,305,032)	(35,326,578)
Accumulated other comprehensive income	1,613,151	2,264,403
Non-controlling interest	(208,030)	(174,211)
Total Shareholders’ Deficit	(25,672,033)	(23,008,508)

Total Liabilities and Shareholders’ Deficit	12,241,667	12,222,816

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended November 30, 2025	Three months ended November 30, 2024	Nine months ended November 30, 2025	Nine months ended November 30, 2024
	$	$	$	$
Net revenues	358,111	784,206	1,201,424	1,488,982
Cost of revenues	(300,734)	(841,439)	(951,547)	(2,051,311)
Gross income/(loss)	57,377	(57,233)	249,877	(562,329)

Operating expenses:
Selling and marketing expenses	(120,862)	(9,992)	(175,953)	(427,939)
General and administrative expenses	(693,444)	(588,216)	(1,934,166)	(2,344,664)
Research and development expenses	(85,742)	(110,401)	(210,683)	(277,385)
Bad debt provision	155,376	-	224,671	-
Total operating expenses	(744,672)	(708,609)	(2,096,131)	(3,049,988)

Operating loss	(687,295)	(765,842)	(1,846,254)	(3,612,317)

Interest income	23	471	203	552
Interest expense	(16,303)	(14,817)	(47,659)	(76,038)
Other income/(expense)	(111,346)	54,552	(112,844)	(2,515,333)
Total other income/(expenses)	(127,626)	40,206	(160,300)	(2,590,819)

Income before income tax expense	(814,921)	(725,636)	(2,006,554)	(6,203,136)
Income tax expense	(495)	(796)	(4,061)	(810)
Net loss	(815,416)	(726,432)	(2,010,615)	(6,203,946)

Other comprehensive loss:
Foreign current translation income/(loss)	(183,566)	285,288	(652,910)	275,918
Total comprehensive loss	(998,982)	(441,144)	(2,663,525)	(5,928,028)

Net loss attributable to:
Owners of the Company	(794,699)	(752,503)	(1,978,454)	(6,183,144)
Non-controlling interest	(20,717)	26,071	(32,161)	(20,802)
	(815,416)	(726,432)	(2,010,615)	(6,203,946)
Total comprehensive loss attributable to:
Owners of the Company	(972,236)	(457,771)	(2,629,706)	(5,896,790)
Non-controlling interest	(26,746)	16,627	(33,819)	(31,238)
	(998,982)	(441,144)	(2,663,525)	(5,928,028)

Loss per common share:
Basic and diluted	(0.001)	(0.009)	(0.004)	(0.197)
Weighted average number of common shares outstanding:
Basic and diluted	555,315,412	83,886,840	555,315,412	31,410,303

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the nine months ended November 30, 2025 and 2024

			Additional		Other	Total	Non-
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net income				(6,183,144)		(6,183,144)	(20,802)	(6,203,946)
Foreign currency translation adjustments					286,354	286,354	(10,436)	275,918
Capital Contribution	550,000,000	550,000	(550,000)
Disposal of subsidiaries				1,818,343	15,015	1,833,358	892,743	2,726,101
Balance at, November 30, 2024	555,315,412	555,315	8,980,921	(33,676,030)	2,410,435	(21,729,359)	(174,748)	(21,904,107)

Balance at, February 28, 2025	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)
Net income				(1,978,454)		(1,978,454)	(32,161)	(2,010,615)
Foreign currency translation adjustments					(651,252)	(651,252)	(1,658)	(652,910)
Balance at, November 30, 2025	555,315,412	555,315	9,672,563	(37,305,032)	1,613,151	(25,464,003)	(208,030)	(25,672,033)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended November 30, 2025 and 2024

	2025	2024
	$	$

Net loss	(2,010,615)	(6,203,946)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	362,187	561,977
Bad debt expense	(224,671)	-
Amortization of right-of-use assets	7,072	48,666
Loss on disposal of fixed assets	126,373	221,161
Loss from disposal of subsidiary	-	2,086,434
Transfers from construction in progress to costs of revenue	1,476	-
Changes in operating assets and liabilities
Accounts receivable	312,864	151,333
Inventories	(61,214)	68,584
Prepaid expenses and other current assets	(15,096)	(2,536,115)
Other non-current assets	-	840,143
Accounts payable and other current liabilities	1,405,525	3,554,712
Net cash used in operating activities	(96,099)	(1,207,051)

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	686	-
Purchase of property, plant and equipment	(89,414)	(484,198)
Purchase of other non-current assets	-	(21,695)
Interest-free loan lent to related parties	(16,275)	2,086
Interest-free loan repaid by related parties	-	96,004
Net cash used in investing activities	(105,003)	(407,803)

Cash flows from financing activities
Proceeds from interest-free loan from a related party	257,736	1,098,177
Repayment of interest-free loan to a related party	-	(263,927)
Disposal of subsidiaries, net of cash disposed of	-	797,634
Net cash provided by financing activities	257,736	1,631,884

Effect of exchange rate changes on cash and cash equivalents	4,293	(16,907)

Net increase/(decrease) of cash and cash equivalents	60,927	123

Cash and cash equivalents–beginning of year	114,757	148,505

Cash and cash equivalents–end of year	175,684	148,628

Supplementary cash flow information:
Income taxes	4,061	810
Interest expense	47,659	76,038

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

Hangzhou Tianniu Information Technology Co., Ltd (“Tianniu”) was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It mainly focuses on IT system and information technology services.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	November 30, 2025	February 28, 2025
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC August 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 13, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC February 18, 2022	100%	100%
Hangzhou Tianniu Information Technology Co., Ltd	PRC April 10, 2025	100%	0%

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

Hangzhou Tianniu Information Technology Co., Ltd (“Tianniu”) was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It focues on IT system and information technology services.

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

Group 1

	November 30, 2025	February 28, 2025
	$	$
Cash and cash equivalents	117,751	96,985
Restricted cash	45,677	9,492
Accounts receivable, net	36,668	122,614
Inventories, net	134,858	119,006
Prepaid expenses and other current assets	6,840,541	6,624,750
Amounts due from related parties	254,307	157,259
Property, plant and equipment, net	4,819,842	5,020,365
Intangible assets, net	7,201	8,911
Right-of-use assets	76,674	77,318
Other non-current assets	27,922	30,663
Total Assets	12,361,441	12,267,363
Short-term Loan	70,670	1,373,098
Accounts payables	488,205	629,535
Advances from customers	3,178,046	3,595,420
Other current payables	7,744,121	5,740,940
Taxes payable	62,347	67,723
Amounts due to related parties	23,428,010	22,793,389
Operating lease liabilities, current	10,341	9,177
Operating lease liabilities, non-current	60,420	65,791
Long-term bank borrowing	1,342,737	-
Total Liabilities	36,384,897	34,275,073
Total Shareholders’ Deficit of Group 1	(24,023,456)	(22,007,710)
Total Liabilities and Shareholders’ Deficit of Group 1	12,361,441	12,267,363

	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
	$	$
Net revenues	1,201,424	1,488,982
Cost of revenues	(951,547)	(2,051,311)
Gross income/ (loss)	249,877	(562,329)
Total costs and expenses	(1,434,427)	(2,609,175)
Operating loss	(1,184,550)	(3,171,504)
Total other expenses	(160,368)	(2,590,819)
Loss before taxes from operations	(1,344,918)	(5,762,323)
Provision for income taxes	(4,059)	(810)
Net loss	(1,348,977)	(5,763,133)
Net loss attributable to Group 1	(1,316,816)	(5,742,331)

	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
	$	$
Net cash provided by/(used in) operating activities	164,163	(766,196)
Net cash used in investing activities	(105,003)	(479,641)
Net cash (used in)/provided by financing activities	(6,148)	1,252,284
Effect of exchange rate changes on cash and cash equivalents	3,939	(15,858)
Net increase in cash and cash equivalents	56,951	(9,411)
Cash and cash equivalents at the beginning of period	106,477	146,837
Cash and cash equivalents at the end of period	163,428	137,426

Group 2

	November 30,	February 28,
	2025	2025

Cash and cash equivalents	1,512	1,574
Prepaid expenses and other current assets, net	35,336	34,328
Amounts due from related parties	22,764,509	22,121,347
Total Assets	22,801,357	22,157,249
Other current payables	33	32
Amounts due to related parties	2,912	1,812
Long term payable	22,126,499	21,495,468
Total Liabilities	22,129,444	21,497,312
Total Shareholders’ Deficit of Group 2	671,913	659,937
Total Liabilities and Shareholders’ Deficit of Group 2	22,801,357	22,157,249

Nine Months Ended
November 30, 2025

Net revenues	-
Cost of revenues	-
Gross income/ (loss)	-
Total costs and expenses	(7,286)
Operating loss	(7,286)
Total other income/(expense)	1
Loss before taxes from operations	(7,285)
Provision for income taxes	-
Net loss	(7,285)
Net loss attributable to Group 2	(7,285)

Nine Months Ended November 30, 2025

Net cash used in operating activities	(7,285)
Net cash provided by /(used in) investing activities	6,148
Net cash provided by financing activities	1,030
Effect of exchange rate changes on cash and cash equivalents	45
Net increase in cash and cash equivalents	(62)
Cash and cash equivalents at the beginning of period	1,574
Cash and cash equivalents at the end of period	1,512

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 28, 2025.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025, as filed with the SEC on June 12, 2025. Operating results for the nine months ended November 30, 2025 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2026.

Going Concern

The Company incurred net loss of $2,010,615 during the nine months ended November 30, 2025. As of November 30, 2025, the Company had total deficit of $37,305,032 and had working capital deficit of $7,074,016. The Company incurred net loss of $6,016,408 during the year ended February 28, 2025. As of February 28, 2025, the Company had total deficit of $35,326,578 and had working capital deficit of $6,584,506.

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

	November 30, 2025	February 28, 2025	November 30, 2024
Period/Year end RMB: US$ exchange rate	7.0751	7.2828	7.2423
Annual average RMB: US$ exchange rate	7.1837	7.2123	7.1893

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

5. Prepaid Expenses and Other Current Assets

	November 30, 2025	February 28, 2025
Prepayment to vendors	1,780,089	1,885,404
Prepayment for rental	112	107
Deposit	2,948,426	1,018,681
Rent receivable (a)	-	1,592,794
Loan receivable (b)	1,583,395	1,531,383
Advances to employees	387,342	474,517
Other	311,981	293,719
VAT	18,838	12,379
Total	7,030,183	6,808,984
Allowance for doubtful debt	(154,306)	(149,906)
	6,875,877	6,659,078

(a)	As of the year end February 28, 2025 the Xiaoshan airport project has been suspended. For nine months ended November 30, 2025, the rental fee in relation with the project has been refunded and the refund has been received by the Company.

(b)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

6. Property, Plant and Equipment, Net

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28,2025	639,933	4,303,981	46,608	2,283,870	923,807	8,198,199
Additions during the year	32,085	-	-	39,003	119,713	190,801
Disposals during the year	(19,427)	(154,156)	-	(1,321,779)	(45,923)	(1,541,285)
Effects of currency translation	18,980	123,984	1,368	47,361	28,252	219,945
At November 30, 2025	671,571	4,273,809	47,976	1,048,455	1,025,849	7,067,660

Accumulated depreciation
At February 28,2025	588,886	906,653	17,125	1,231,928	-	2,744,592
Depreciation during the year	11,199	149,953	6,639	188,868	-	356,659
Disposals during the year	(18,351)	(18,916)	-	(888,013)	-	(925,280)
Effects of currency translation	17,178	28,627	605	25,437	-	71,847
At November 30, 2025	598,912	1,066,317	24,369	558,220	-	2,247,818

Impairment provision
At February 28,2025	-	133,399	-	299,843	-	433,242
Additions during the year	-	-	-	-	-	-
Disposals during the year	-	(135,240)	-	(303,981)	-	(439,221)
Effects of currency translation	-	1,841	-	4,138	-	5,979
At November 30, 2025	-	-	-	-	-	-

Net book value
At February 28,2025	51,047	3,263,929	29,483	752,099	923,807	5,020,365
At November 30, 2025	72,659	3,207,492	23,607	490,235	1,025,849	4,819,842

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China. The Company is involved in a legal proceeding between Hangzhou Zhuyi and a third party. Pursuant to a Notice of Preservation Matters issued on May 22, 2025 by the Intermediate People’s Court of Hangzhou, Zhejiang Province, floor 1 to 4 are restricted for three years.

7. Intangible Assets

Cost
At February 28, 2025	27,852
Additions during the year	-
Disposals during the year	-
Effects of currency translation	817
At November 30, 2025	28,669
Accumulated depreciation
At February 28, 2025	18,941
Depreciation during the year	1,941
Disposals during the year	-
Effects of currency translation	586
At November 30, 2025	21,468
Net book value
At February 28, 2025	8,911
At November 30, 2025	7,201

The following table presents future amortization as of November 30, 2025:

Year ended November 30, 2025	Amount
2026	1,493
2027	1,493
2028	1,493
2029	1,493
Thereafter	1,229
Total	$7,201

8. Right-of-use Assets

$
Cost
At February 28, 2025	111,238
Additions during the year	69,020
Write-off during the year	(83,890)
Effects of currency translation	3,038
At November 30, 2025	99,406

Accumulated depreciation
At February 28, 2025	33,920
Depreciation during the year	9,559
Write-off during the year	(21,559)
Effects of currency translation	812
At November 30, 2025	22,732

Net book value
At February 28, 2025	77,318
At November 30, 2025	76,674

Right of use assets consisted of 4 contracts renting offices, and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

9. Borrowings

On September 18, 2024, the Company’s subsidiary, Hangzhou Zhuyi, entered into a loan agreement of $1,402,446 (RMB 10,000,000) with Zhejiang Chouzhou Commercial Banker with an annual interest rate of 4.5%. The loan agreement expired on September 17, 2025.

On September 12, 2025, through mediation by the Hangzhou Banking and Insurance Industry People’s Mediation Committees, Hangzhou Zhuyi a new agreement with Zhejiang Chouzhou Commercial Bank. Under the new agreement, Hangzhou Zhuyi will pay default interest at an annual rate of 4.5% on the outstanding balance from September 12, 2025 until the loan is fully repaid. The first principal repayment of $70,670 (RMB500,000) will be paid on or before September 16, 2026. The second principal repayment of the same amount will be made on or before September 16, 2027. Between September, 2025 and December, 2027, Hangzhou Zhuyi will pay interest monthly at an annual rate of 4.5% on the outstanding balance before the 20th of each month. The remaining outstanding balance of 1,272,067 (RMB9,000,000) and the interest for the period between December 21, 2027 and January 10, 2028 will be repaid by January 10, 2028.

If the company fails to comply with any of these terms, the loan shall be deemed immediately due and payable. Default interest shall accrue from the date of default at an annual rate of 6.75%. The banker shall apply to the court for compulsory enforcement with respect to the loan principal of $1,413,407 (RMB10,000,000), together with any unpaid default interest accrued from September 12, 2025 until the date of full repayment.

The above borrowing is secured by Hangzhou Zhuyi Technology Co., Ltd, and fixed asset of Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China, it was with the highest secured amount of $ 36,381,111 (RMB257,400,000). Jianqiang Liu is personally liable for the loan.

10. Other payables and Accruals

	November 30, 2025	February 28, 2025
	$	$
Accrued payroll and welfare payables	196,901	251,172
Deposit	9,032	8,774
Loans payable	3,592,301	1,369,933
Refund (a)	3,957,541	3,844,675
Other (b)	323,503	274,724
	8,079,278	5,749,278

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements.

(b)	Other mainly included collection of parking fees on behalf of a third party.

11. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the nine months ended November 30, 2025 and the year ended February 28, 2025:

	Name	Relationship

(a)	Strength Union Holdings Limited	Shareholder
(b)	Virtue Victory Holdings Limited	Shareholder
(c)	Intellegence Triumph Holdings Limited	Shareholder
(d)	Guowei Zhang	President of the Company
(e)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(f)	Xiujuan Chen	Shareholder
(g)	Hongwei Li	Former Shareholder
(h)	Chuchu Zhang	Former Shareholder

(a) The Company had the following balances due to and due from related parties:

At November 30, 2025 and February 28, 2025, the Company owned funds from the following related parties:

	February 28, 2025	Provided	Received Repayment	Reclass	Exchange Rate Translation	November 30, 2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	5,800
Hongwei Li	1,240	-	-	(1,240)	-	-
Sichuan Zhicheng Qifeng Technology Co., Ltd	52,864	16,275	-	-	1,802	70,941
Total amounts due from related parties	$70,104	$16,275	$-	$(1,240)	$1,802	$86,941

At November 30, 2025 and February 28, 2025, the Company owed funds to the following related parties:

	February 28, 2025	Borrowed	Repaid	Reclass	Exchange Rate Translation	November 30, 2025
Guowei Zhang	$2,046,179	$255,676	$-	$-	$13,962	$2,315,817
Xiujuan Chen	172,193	$2,060	-	-	5,087	179,340
Chuchu Zhang	27,462	-	-	(27,462)	-	-
Total amounts due to related parties	$2,245,834	$257,736	$-	$(27,462)	$19,049	$2,495,157

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

Income tax expense (benefits)

	November 30, 2025	November 30, 2024
	$	$
Loss before tax	(2,006,554)	(6,203,136)
Tax credit calculated at statutory tax rate	(501,639)	(1,550,784)
Effect of different tax rates	26,135	16,102
Deferred tax asset not recognized during the year	479,565	1,535,492
Income tax expense	4,061	810

As of November 30, 2025 and February 28, 2025, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	November 30, 2025	February 28, 2025
	$	$
Deferred tax assets:
Net operating loss carrying forward	3,896,072	3,954,265
Allowance on doubtful accounts	98,704	194,117
Deferred tax assets, gross	3,994,776	4,148,382
Less: valuation allowance	(3,994,776)	(4,148,382)
Deferred tax assets, net	-	-

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

13. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 4 agreements for renting offices, and warehouses. As of November 30, 2025, the Company has $76,674 of right-of-use assets, $10,341 in current operating lease liabilities and $60,420 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of November 30, 2025	As of February 28, 2025
	$	$
Within 1 year	12,993	11,969
After 1 year but within 5 years	25,304	31,685
over 5 years	50,608	49,430
Total lease payments	88,905	93,084
Less: imputed interest	(18,144)	(18,116)
Total lease obligations	70,761	74,968
Less: current obligations	(10,341)	(9,177)
Long-term lease obligations	60,420	65,791

14. Long term payable

	November 30, 2025	February 28, 2025
	$	$
Long term payable	22,126,499	21,495,468
	22,126,499	21,495,468

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

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of November 30, 2025 and February 28, 2025 respectively.

	Xide		Taining		Leshan		Total
	113025	022825	113025	022825	113025	022825	113025	022825
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(131,228)	(112,686)	(118,883)	(105,396)	42,081	43,871	(208,030)	(174,211)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Xide		Taining		Leshan		Total
	113025	022825	113025	022825	113025	022825	113025	022825
Non-current assets	17,048	26,870	43,214	69,421	399,403	469,230	459,665	565,521
Current assets	8,241	9,538	31,025	29,544	116,787	113,919	156,053	153,001
Current liabilities	(388,967)	(343,901)	(156,407)	(132,970)	(256,956)	(322,844)	(802,330)	(799,715)
Non-current liabilities	-	-	-	-	(60,420)	(56,373)	(60,420)	(56,373)
Net assets	(363,678)	(307,493)	(82,168)	(34,005)	198,814	203,932	(247,032)	(137,566)

	Xide		Taining		Leshan		Total
	113025	022825	113025	022825	113025	022825	113025	022825
Net Assets	(363,678)	(307,493)	(82,168)	(34,005)	198,814	203,932	(247,032)	(137,566)
Less: Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	(7,597)	(17,338)	(21,904)	(23,613)	(2,731)	3,087	(32,232)	(37,864)
Accumulated Deficits	(371,275)	(324,831)	(402,300)	(355,846)	111,330	122,266	(662,245)	(558,411)
Accumulated Deficits attributable to NCI	(122,521)	(107,194)	(112,644)	(99,636)	38,965	42,791	(196,200)	(164,039)
Plus: OCI attributable to NCI	(8,707)	(5,492)	(6,239)	(5,760)	3,116	1,080	(11,830)	(10,172)
NCI balances	(131,228)	(112,686)	(118,883)	(105,396)	42,081	43,871	(208,030)	(174,211)

16. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the nine months ended November 30, 2025 and the year ended February 28, 2025, the Company did not accrue any statutory reserve.

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

The following table set forth the operating segment reporting:

Nine Months Ended
November 30, 2025
	Parking fee	Winery sales	Others	Consolidated

Revenues	1,029,502	70,001	101,921	1,201,424
Segment gross profit	170,395	8,129	71,353	249,877
Segment gross margin	16.55%	11.61%	70.01%	20.80%
Selling expenses	175,953	-	-	175,953
General and administrative expenses	1,915,317	7,675	11,174	1,934,166
R&D expenses	210,683	-	-	210,683
Bad debt provision	(224,671)	-	-	(224,671)
Interest expense, net	47,456	-	-	47,456
Other income/expenses, net	112,844	-	-	112,844
Income tax expense	4,061	-	-	4,061
Net income / (loss)	(2,071,248)	454	60,179	(2,010,615)

Nine Months Ended November 30, 2024
	Parking fee	Winery sales	Others	Consolidated

Revenues	1,202,675	270,875	15,432	1,488,982
Segment gross profit	(602,715)	24,954	15,432	(562,329)
Segment gross margin	(50.11)%	9.21%	100%	(37.77)%
Selling expenses	302,247	197	125,495	427,939
General and administrative expenses	2,173,247	162,178	9,239	2,344,664
R&D expenses	277,385	-	-	277,385
Interest expense, net	71,540	3,733	213	75,486
Other income/expenses, net	2,515,333	-	-	2,515,333
Income tax expense	810	-	-	810
Net income/(loss)	(5,943,277)	(141,154)	(119,515)	(6,203,946)

As of November 30, 2025
	Parking fee	Winery sales	Others	Consolidated

Total assets	10,639,217	1,153,506	448,944	12,241,667

As of February 28, 2025
	Parking fee	Winery sales	Others	Consolidated

Total assets	10,364,121	1,354,383	504,312	12,222,816

18. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3%, interest expense would be $663,794 per year. The Company adopts 3% as an annual interest rate based on the China LPR announced on May 20, 2025 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $66,379 per year.

19. Subsequent Events

The Company has performed an evaluation of subsequent events through January 12, 2026, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Tianniu was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It mainly focuses on IT system and information technology services.

Corporate Structure

For the Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

Revenue from parking fee

The Company generated $300,481 in revenue from parking fee during the three months ended November 30, 2025 compared to $499,530 during the three months ended November 30, 2024. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by the termination of Xiaoshan Airport project.

Cost of Revenues for parking fee

During the three months ended November 30, 2025, the Company incurred $ 259,010 in cost of revenues compared to $ 596,416 for the three months ended November 30, 2024. Cost of revenue mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Gross income /loss

Gross income was $57,377 for the three months ended November 30, 2025 compared to gross loss of $57,233 for the three months ended November 30, 2024. The increase was mainly contributed by the decrease in salary and rental expenses.

Selling and marketing expenses

During the three months ended November 30, 2025, we incurred selling and marketing expenses of $120,862 compared to $9,992 for the three months ended November 30, 2024. Selling and marketing expenses mainly included salary expenses, traveling expenses, hospitality expenses and professional fees. The increase in selling and marketing expenses was primarily due to a increase in salary and professional fees.

General and Administrative Expenses

During the three months ended November 30, 2025, we incurred general and administrative expenses of $693,444 compared to $588,216 incurred during the three months ended November 30, 2024. General and administrative expenses mainly consisted of salary expense and professional fees. The increase in general and administrative expenses was mainly due to the increase in office fees and hospitality expenses.

Research and development expenses

During the three months ended November 30, 2025, we incurred research and development expenses of $85,742 compared to $110,401 for the three months ended November 30, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the three months ended November 30, 2025 and 2024 was $815,416 and $726,432 respectively. The increase in net loss was mainly due to the increase in selling and general and administrative expenses..

For the Nine Months Ended November 30, 2025 Compared to the Nine Months Ended November 30, 2024

Revenue from parking fee

The Company generated $1,029,502 in revenue from parking fee during the nine months ended November 30, 2025 compared to $1,202,675 during the nine months ended November 30, 2024. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by termination of the Xiaoshan airport project.

Revenue from winery sales

The Company generated $70,001 in revenues from winery sales during the nine months ended November 30, 2025 compared to $270,875 during the nine months ended November 30, 2024. The decrease in revenue from winery sales was mainly due to the demand in winery market has declined,.

Cost of revenues for parking fee

During the nine months ended November 30, 2025, the Company incurred $ 859,107 in cost of revenues compared to $1,805,390 for the nine months ended November 30, 2024. Cost of revenue mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues was contributed by the decrease in salary and rental expenses.

Cost of revenue for winery sales

During the nine months ended November 30, 2025, the Company incurred $61,872 in cost of revenues compared to $245,921 for the nine months ended November 30, 2024. Cost of revenue mainly consisted of inventory purchasing cost. The decrease in cost of revenue was contributed by the purchasing needs.

Gross income/ loss

Gross income was $249,877 for the nine months ended November 30, 2025 compared to gross loss of $562,329 for the nine months ended November 30, 2024. The decrease was mainly contributed by the decrease in salary and rental expenses.

Selling and marketing expenses

During the nine months ended November 30, 2025, we incurred selling and marketing expenses of $175,953 compared to $427,939 for the nine months ended November 30, 2024. Selling and marketing expenses mainly included salary expenses, traveling expenses, hospitality expenses and professional fees. The decrease in selling and marketing expenses was primarily due to a decrease in travel reimbursement and business expenses.

General and Administrative Expenses

During the nine months ended November 30, 2025, we incurred general and administrative expenses of $1,934,166 compared to $2,344,664 incurred during the nine months ended November 30, 2024. General and administrative expenses  mainly consisted of salary expense and professional fees. The decrease in general and administrative expenses was mainly due to the decrease in business expense, travel reimbursement, hospitality expenses, assets and transportation expenses.

Research and development expenses

During the nine months ended November 30, 2025, we incurred research and development expenses of $210,683 compared to $277,385 for the nine months ended November 30, 2024. R&D expenses mainly included salary expenses and depreciation expenses. The decrease in R&D expenses was contributed by a decrease in these main expenses.

Net loss

As the result of foregoing, the net loss for the nine months ended November 30, 2025 and 2024 was $2,010,615 and $6,203,946 respectively. The decrease in net loss was mainly due to the loss on disposal of subsidiaries during the nine months ended November 30, 2024.

Liquidity and Capital Resources

As of November 30, 2025, the Company had total assets of $12,241,667 comprising current assets of $7,310,028 and non-current assets of $4,931,639 compared to total assets of $12,222,816 consisting of current assets of $7,085,559 and non-current assets of $5,137,257 as of February 28, 2025. The Company’s total liabilities as of November 30, 2025 were $37,913,700 , which was comprised of current liabilities of $14,384,044 and non-current liabilities of $23,529,656. This compares with total liabilities of $35,231,324 as of February 28, 2025, which was comprised of current liabilities of $13,670,065 and non-current liabilities of $21,561,259.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the nine months ended November 30, 2025 and 2024.

	Nine Months Ended November 30, 2025	Nine Months Ended November 30, 2024
Net cash used in operating activities	(96,099)	(1,207,051)
Net cash used in investing activities	(105,003)	(407,803)
Net cash provided by financing activities	257,736	1,631,884
Effect of exchange rate changes on cash and cash equivalents	4,293	(16,907)
Net increase in cash and cash equivalents	60,927	123
Cash and cash equivalents at the beginning of period	114,757	148,505
Cash and cash equivalents at the end of period	175,684	148,628

Cash Flows from Operating Activities

For the nine months ended November 30, 2025, net cash used in operating activities was $96,099, mainly comprised of a net loss of $2,010,615, an increase in prepaid expenses and other current assets of $15,096, an increase in inventories of $61,214, the bad debt expense reversal of $224,671, and offset by depreciation and amortization expenses of $362,187, amortization of right of use assets of $7,072, an decrease in account receivables of $312,864, and a increase  in accounts payables and other current liabilities of $1,405,525.

For the nine months ended November 30, 2024, net cash used in operating activities was $1,207,051, mainly comprised of a net loss of $6,203,946, a decrease in prepaid expenses and other current assets of $2,536,115 and offset by loss on disposal of subsidiaries of $2,086,434 and a decrease in accounts payables and other current liabilities of $3,554,712.

Cash Flows from Investing Activities

Net cash used in investing activities was $105,003 for the nine months ended November 30, 2025, mainly comprising a purchase of property, plant and equipment of $89,414, and interest-free loan lent to related parties of $16,275.

Net cash used in investing activities was $407,803 for the nine months ended November 30, 2024, mainly comprising a purchase of property and equipment of $484,198, a purchase of other non-current assets of $21,695, and offset by interest-free loan repaid by related parties of $96,004.

Cash Flows from Financing Activities

For the nine months ended November 30, 2025, net cash provided by financing activities was $257,736 compared $1,631,884 for the nine months ended November 30, 2024, both of which mainly came from proceeds from interest-free loan from related parties.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $2,010,615 during the nine months ended November 30, 2025; (2) total deficit of $37,305,032 as of November 30, 2025; and (3) the working capital deficit of $7,074,016 as of November 30, 2025.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 28, 2025, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of November 30, 2025, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: January 12, 2026	By:	/s/ Ben LIU
Ben LIU
Chief Executive Officer

