Form 10-K
period 2026-02-28
Jingbo Technology, Inc.
filed 2026-07-20
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

As of July 20, 2026, 555,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

INTRODUCTION

Throughout this annual report on Form 10-K (this “Annual Report”), we use a number of key terms. Unless the context otherwise requires, the following definitions apply throughout where the context so admits:

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

“Hong Kong” refers to The Hong Kong Special Administrative Region of the People’s Republic of China;

“PRC Subsidiaries” refers to Zhejiang Jingbo Ecological Technology Co., Hangzhou Zhuyi Technology Co., Leshan Zhuyi Qifeng Intelligent Technology Development Co., Zhongxiang Huji Town Zhuyi Technology Co., Xide Zhuyi Technology Co., Hubei Tongpo Parking Management Co., Zhuyi Technology (Taining) Co., Guangzhou Keqiao Technology Co., Ltd, Shaoxing Keqiao Zhuyi Technology Co., Ltd and Tianjin Yuntu Internet Technology Co.,;

“Jingbo VIE” or “JINGBO VIEs” refer to Zhejiang Jingbo Ecological Technology Co.

“Guangzhou Keqiao VIE” or “Guangzhou Keqiao VIEs” refer to Guangzhou Keqiao Technology Co., Ltd;

“Hangdu” refers to Hangdu Technology Limited;

“VIEs” refers to Zhejiang Jingbo Ecological Technology Co. and Guangzhou Keqiao Technology Co., Ltd.;

“Intelligence Parking” or “Intelligence” refers to Intellegence Parking Group Limited, as one of Jingbo Technology, Inc.’s subsidiaries;

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

PART I

Item 1. Business.

VIE Structure and Risks Relating to Our Corporate Structure

Jingbo Technology, Inc. is a Nevada holding company that conducts its operations in mainland China through Huixin Zhiying (Hangzhou) Technology Co. (“Huixin WFOE”), Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”), their respective variable interest entities, Zhejiang Jingbo Ecological Technology Co. (“Jingbo VIE”) and Guangzhou Keqiao Technology Co., Ltd (“Guangzhou Keqiao VIE”, and together with Jingbo VIE, collectively referred to as the “VIEs”), as well as their subsidiaries. The Company has equity interests in Huixin WFOE and Keqiao WFOE, however, neither the Company nor its subsidiaries own any share in the VIEs. Instead, the Company controls and receives the economic benefits of the VIEs’ business operation through a series of contractual arrangements (the “VIE Agreements”). To comply with Chinese Mainland laws and regulations, the Company does not have an equity ownership interest in its VIEs but relies on the VIE Agreements with the VIEs to control and operate their businesses. The VIE Agreements are designed to provide Huixin WFOE and Keqiao WFOE, with the power, rights, and obligations equivalent in all material respects to those it would possess as the principal equity holder of the VIEs, including absolute control rights and the rights to the assets, property, and revenues of the VIEs. As a result of these contractual arrangements, which have not been tested in a court of law in the Chinese Mainland, the assets and liabilities of the VIEs are treated as the Company’s assets and liabilities and the results of operations of the VIEs are treated in all aspects as if they were the results of the Company’s operations due to the satisfaction for consolidation of the VIEs under generally accepted accounting principles in the United States (“U.S. GAAP”). The Company is the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with U.S. GAAP.

Because of our corporate structure, we are subject to risks due to uncertainty of the interpretation and the application of the Chinese Mainland laws and regulations, including but not limited to the validity and enforcement of the VIE Agreements. We are also subject to the risks of uncertainty about any future actions of the Chinese Mainland government in this regard. Our VIE Agreements may not be effective in providing control over the VIEs. The contractual arrangements have not been judicially tested in the Chinese Mainland and there remain significant uncertainties regarding the ultimate outcome of arbitration should legal action become necessary. We rely on the VIE Agreements with VIEs to control and operate their businesses. The investors may never hold equity interests in such VIEs. We may also be subject to sanctions imposed by Chinese Mainland regulatory agencies including Chinese Securities Regulatory Commission (“CSRC”), if we fail to comply with their rules and regulations. We may also be subject to Chinese Mainland laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in Chinese Mainland, and the recent statements and regulatory actions by the Chinese Mainland government relating to data security may affect our remaining business operations in Chinese Mainland or even our ability to offer securities in the United States. We are also subject to the risks and uncertainties about any future actions of the Chinese Mainland government that could disallow the VIE structure, which would likely result in a material change in our operations and/or a material change in the value of our securities, including causing the value of such securities to significantly decline or become worthless. See “Risk Factors-Risks Relating to Our Corporate Structure” for more information.

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

The amended Measures of Cybersecurity Review, which was promulgated by the CAC in December 2021 and came into effect on February 15, 2022, requires cyberspace operators with personal information of more than one million users to file for cybersecurity review with the Cybersecurity Review Office (the “CRO”), in the event such operators plan for an overseas listing. The amended Measures of Cybersecurity Review provide that, among others, an application for cybersecurity review must be made by an issuer that is a “critical information infrastructure operator” or a “data processing operator” as defined therein before such issuer’s securities become listed in a foreign country, if the issuer possesses personal information of more than one million users, and that the relevant governmental authorities in the Chinese Mainland may initiate cybersecurity review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect China’s national security. In August 2021, the Standing Committee of the National People’s Congress of China promulgated the Personal Information Protection Law which became effective on November 1, 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in Chinese Mainland, and the processing of personal information of persons outside of Chinese Mainland if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in Chinese Mainland. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to be set by Chinese cyberspace regulators are also required to store in Chinese Mainland the personal information generated or collected in Chinese Mainland, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Moreover, pursuant to the Personal Information Protection Law, persons who seriously violate this law may be fined for up to RMB50 million or 5% of annual revenues generated in the prior year and may also be ordered to suspend any related activity by competent authorities.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), and five supporting guidelines which took effect on March 31, 2023. Pursuant to the Trial Measures, Chinese companies that seek to offer and list securities overseas shall fulfill the filing procedures with and report relevant information to the CSRC, and that an initial filing shall be submitted within three working days after the application for an initial public offering is submitted, and a second filing shall be submitted within three working days after the listing is completed. Further, at the press conference held for the Trial Measures on February 17, 2023, officials from the CSRC clarified that the Chinese Mainland domestic companies that have already been listed overseas on or before the effective date of the Trial Measures (i.e. March 31, 2021) shall be deemed as existing issuers (the “Existing Issuers”). The Existing Issuers are not required to complete the filing procedures immediately but shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC.

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

On February 24, 2023, the CSRC, Ministry of Finance of the Chinese Mainland, National Administration of State Secrets Protection and National Archives Administration of Chinese Mainland promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Archives Rules”), which took effect on March 31, 2023. Pursuant to the Archives Rules, Chinese Mainland domestic companies that seek overseas offering and listing shall strictly abide by applicable laws and regulations of the Chinese Mainland and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secret and working secret of government agencies, or harm national security and public interest. Furthermore, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any document and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Moreover, a Chinese Mainland domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Archives Rules also stipulate that a Chinese Mainland domestic company that provides accounting archives or copies of accounting archives to any entities including securities companies, securities service providers and overseas regulators and individuals shall fulfill due procedures in compliance with applicable national regulations. However, given that the Archives Rules was recently promulgated, there are substantial uncertainties as to the implementation and interpretation, and we cannot predict the impact of the Trial Measures and the Archives Rules on us, including but not limited to the maintenance of the listing status of our securities, or any of our future offerings of securities overseas at this stage.

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

In addition, according to the institutional reform plan of the State Council approved by the National People’s Congress on March 10, 2023, the China Banking and Insurance Regulatory Commission (the “CBIRC”), will no longer be retained. And Chinese Mainland will set up a national financial regulatory administration, which will be in charge of regulating the financial industry except the securities sector, coordinating the protection of the rights and interests of financial consumers, strengthening risk management and prevention and disposal, and investigating and dealing with violations of the law. And a local financial regulatory mechanism will be developed with agencies dispatched by central financial regulators as the mainstay. Also, Chinese Mainland has established the National Data Bureau on October 25, 2023 under the administration of the National Development and Reform Commission, (the “NDRC”). The National Data Bureau is responsible for advancing the development of data-related fundamental institutions, coordinating the integration, sharing, development and application of data resources, and pushing forward the planning and building of a digital Chinese Mainland, the digital economy and a digital society. Due to the enhanced supervision of financial industry and data protection, we may be under heightened regulatory scrutiny, which may increase our compliance costs and subject us to heightened risks and challenges.

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

Risks Associated with the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”), was signed into law on December 18, 2020, and amended pursuant to the Consolidated Appropriations Act, 2023 on December 29, 2022. Under the HFCA Act and the rules issued by the SEC and the PCAOB thereunder, if we have retained a registered public accounting firm to issue an audit report where the registered public accounting firm has a branch or office that is located in a foreign jurisdiction and the PCAOB has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, the SEC will identify us as a “covered issuer”, or SEC-identified issuer, shortly after we file with the SEC a report required under the Securities Exchange Act of 1934 (the “Exchange Act”) (such as our Annual Report on Form 10-K) that includes an audit report issued by such accounting firm; and if we were to be identified as an SEC-identified issuer for two consecutive years, the SEC would prohibit our securities (including our securities) from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

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

Selected Condensed Consolidating Statements of Operations and Comprehensive Loss

For the year ended February 28, 2026
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net revenues	-	-	-	1,542,867	-	-	-	-	1,542,867
Cost of revenues	-	-	-	(1,641,866)	-	-	-	-	(1,641,866)
Gross loss	-	-	-	(98,999)	-	-	-	-	(98,999)
Total operating expenses	(874,044)	-	-	(5,587,983)	-	(1,120)	(7,436)	-	(6,470,583)
Operating loss	(874,044)	-	-	(5,686,982)	-	(1,120)	(7,436)	-	(6,569,582)
Total other income / (expenses)	-	-	-	(124,647)	-	67	1	-	(124,579)
Loss before taxes from operations	(874,044)	-	-	(5,811,629)	-	(1,053)	(7,435)	-	(6,694,161)
Provision for income taxes	(8,000)	-	-	(3,959)	-	(2)	-	-	(11,961)
Net loss	(882,044)	-	-	(5,815,588)	-	(1,055)	(7,435)	-	(6,706,122)
Net loss attributable to VIE	(882,044)	-	-	(5,779,801)	-	(1,055)	(7,435)	-	(6,670,335)

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net revenues	-	-	-	2,141,654	-	-	-	-	2,141,654
Cost of revenues	-	-	-	(2,537,765)	-	-	(87)	-	(2,537,852)
Gross loss				(396,111)	-	-	(87)	-	(396,198)
Total operating expenses	(460,220)	-	(38,132)	(4,587,175)	-	-	(4,227)	-	(5,089,754)
Operating loss	(460,220)	-	(38,132)	(4,983,286)	-	-	(4,314)	-	(5,485,952)
Total other income / (expenses)	1	-	-	(523,105)	-	(7)	52	-	(523,059)
Loss before taxes from operations	(460,219)	-	(38,132)	(5,506,391)	-	(7)	(4,262)	-	(6,009,011)
Provision for income taxes	-	-	-	(7,397)	-	-	-	-	(7,397)
Net loss	(460,219)	-	(38,132)	(5,513,788)	-	(7)	(4,262)	-	(6,016,408)
Net loss attributable to VIE	(460,219)	-	(38,132)	(5,490,110)	-	(7)	（4,262)	-	(5,992,730)

Selected Condensed Consolidating Balance Sheets Information

For the year ended February 28, 2026
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Cash and cash equivalents	25,597	-	42	55,383	-	1,461	1,604	-	84,087
Restricted cash	-	-	-	51,791	-	-	-	-	51,791
Accounts receivable	-	-	-	25,605	-	-	-	-	25,605
Inventories	-	-	-	150,078	-	-	-	-	150,078
Amounts due from related parties	-	20,000	-	-	-	726,512	-	(730,512)	16,000
Intercompany receivables	-	20,000	104,955	188,497	1,458	291,634	23,485,495	(24,092,039)	-
Prepaid expenses and other current assets	-	-	-	1,848,867	-	-	36,455	-	1,885,322
Property, plant and equipment, net	-	-	-	3,974,577	-	-	-	-	3,974,577
Intangible assets, net	-	-	-	7,038	-	-	-	-	7,038
Right-of-use assets	-	-	-	76,474	-	-	-	-	76,474
Long -term investments	20,000	120,000	9,263,602	-	282,069	-	-	(9,685,671)	-
Other non-current assets	-	-	-	65,552	-	-	-	-	65,552
Long-term receivable	-	-	-	1,439,818	-	-	-	-	1,439,818
Total Assets	45,597	160,000	9,368,599	7,883,680	283,527	1,019,607	23,523,554	(34,508,222)	7,776,342
Short-term Loan	-	-	-	72,909	-	-	-	-	72,909
Accounts payables	-	-	-	484,252	-	-	-	-	484,252
Advances from customers	-	-	-	3,291,785	-	-	-	-	3,291,785
Other current payables	411,385	-	7,293	4,766,990	-	-	34	782	5,186,484
Taxes payable	-	-	-	74,968	-	-	-	-	74,968
Amounts due to related parties	1,991,187	-	-	1,582,803	-	-	3,150	(730,512)	2,846,628
Intercompany payables	140,883	120,000	40,143	22,756,409	293,092	729,086	-	(24,079,613)	-
Operating lease liabilities, current	-	-	-	10,789	-	-	-	-	10,789
Operating lease liabilities, non-current	-	-	-	62,936	-	-	-	-	62,936
Long-term bank borrowing	-	-	-	1,385,264	-	-	-	-	1,385,264
Long term payable	-	-	-	2,814,604	-	-	22,827,279	-	25,641,883
Total Liabilities	2,543,455	120,000	47,436	37,303,709	293,092	729,086	22,830,463	(24,809,343)	39,057,898
Total Stockholders’ (Deficit) Equity	(2,497,858)	40,000	9,321,163	(29,420,029)	(9,565)	290,521	693,091	(9,698,879)	(31,281,556)
Total Liabilities and Stockholders’ (Deficit) Equity	45,597	160,000	9,368,599	7,883,680	283,527	1,019,607	23,523,554	(34,508,222)	7,776,342

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Cash and cash equivalents	5,272	-	40	96,985	-	1,394	1,574	-	105,265
Restricted cash	-	-	-	9,492	-	-	-	-	9,492
Accounts receivable	-	-	-	122,614	-	-	-	-	122,614
Inventories	-	-	-	119,006	-	-	-	-	119,006
Amounts due from related parties	-	20,000	-	54,104	-	685,142	-	(689,142)	70,104
Intercompany receivables	-	20,000	98,831	103,155	1,286	274,620	22,121,347	(22,619,239)	-
Prepaid expenses and other current assets	-	-	-	6,624,750	-	-	34,328	-	6,659,078
Property, plant and equipment, net	-	-	-	5,020,365	-	-	-	-	5,020,365
Intangible assets, net	-	-	-	8,911	-	-	-	-	8,911
Right-of-use assets	-	-	-	77,318	-	-	-	-	77,318
Long -term investments	20,000	120,000	9,263,602	-	282,069	-	-	(9,685,671)	-
Other non-current assets	-	-	-	30,663	-	-	-	-	30,663
Total Assets	25,272	160,000	9,362,473	12,267,363	283,355	961,156	22,157,249	(32,994,052)	12,222,816
Short-term Loan	-	-	-	1,373,098	-	-	-	-	1,373,098
Accounts payables	-	-	-	629,535	-	-	-	-	629,535
Advances from customers	-	-	-	3,595,420	-	-	-	-	3,595,420
Other current payables	655	-	6,869	5,740,940	-	-	32	782	5,749,278
Taxes payable	-	-	-	67,723	-	-	-	-	67,723
Amounts due to related parties	1,574,573	-	-	1,358,591	-	-	1,812	(689,142)	2,245,834
Intercompany payables	65,858	120,000	37,800	21,434,798	275,906	686,549	-	(22,620,911)	-
Operating lease liabilities, current	-	-	-	9,177	-	-	-	-	9,177
Operating lease liabilities, non-current	-	-	-	65,791	-	-	-	-	65,791
Long term payable	-	-	-	-	-	-	21,495,468	-	21,495,468
Total Liabilities	1,641,086	120,000	44,669	34,275,073	275,906	686,549	21,497,312	(23,309,271)	35,231,324
Total Stockholders’ (Deficit) Equity	(1,615,814)	40,000	9,317,804	(22,007,710)	7,449	274,607	659,937	(9,684,781)	(23,008,508
Total Liabilities and Stockholders’ (Deficit) Equity	25,272	160,000	9,362,473	12,267,363	283,355	961,156	22,157,249	(32,994,052)	12,222,816

Selected Condensed Consolidating Cash Flows Information

For the year ended February 28, 2026
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net cash provided by/(used in) operating activities	(396,289)	-	-	(1,732,585)	-	(1,055)	(7,435)	882	(2,136,482)
Net cash (used in)/ provided by investing activities	-	-	-	(171,675)	-	-	6,192	(6,192)	(171,675)
Net cash provided by financing activities	416,614	-	-	1,898,586	-	1,037	1,178	6,192	2,323,607
Effect of exchange rate changes on cash and cash equivalents	-	-	2	6,371	-	85	95	(882)	5,671
Net increase in cash and cash equivalents	20,325	-	2	697	-	67	30	-	21,121
Cash and cash equivalents at the beginning of period	5,272	-	40	106,477	-	1,394	1,574	-	114,757
Cash and cash equivalents at the end of period	25,597	-	42	107,174	-	1,461	1,604	-	135,878

For the year ended February 28, 2025
	Parent company	Intellegence Parking and its Subsidiaries	Huixin WFOE	JINGBO VIEs	Xinghe and its Subsidiaries	Keqiao WFOE	Guangzhou Keqiao VIEs	Adjustments	Combined
Net cash provided by/(used in) operating activities	(460,369)	-	(38,132)	(560,006)	-	(7)	64,828	(331,504)	(1,325,190)
Net cash provided by/(used in) investing activities	-	-	-	270,699	-	(691,845)	(63,240)	1,261,380	776,994
Net cash provided by financing activities	463,974	-	38,171	250,287	-	693,259	-	(933,574)	512,117
Effect of exchange rate changes on cash and cash equivalents	-	-	-	(1,340)	-	(13)	(14)	3,698	2,331
Net increase in cash and cash equivalents	3,605	-	39	(40,360)	-	1,394	1,574	-	(33,748)
Cash and cash equivalents at the beginning of period	1,667	-	1	146,837	-	-	-	-	148,505
Cash and cash equivalents at the end of period	5,272	-	40	106,477	-	1,394	1,574	-	114,757

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

Transfers of Cash through Our Organizations

We are a holding company and rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries, including our wholly-owned Chinese Mainland subsidiaries, the consolidated VIEs and their Chinese Mainland subsidiaries, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund intercompany loans, service any debt we may incur outside of Chinese Mainland and pay our expenses. When our principal operating subsidiaries or the consolidated VIEs incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our Chinese Mainland subsidiaries and certain other subsidiaries permit payments of dividends only from part of their retained earnings, if any, determined in accordance with applicable Chinese Mainland accounting standards and regulations.

Jingbo Technology Inc. conducts its business operations in China through its Chinese Mainland subsidiaries, Jingbo VIE and Guangzhou Keiqiao VIE. If needed, Jingbo Technology Inc. can transfer cash to the its subsidiary in China and the subsidiaries of the VIEs (the “PRC Subsidiaries”) through loans and/or capital contributions, and the PRC Subsidiaries can transfer cash to Jingbo Technology Inc. through issuing dividends or other distributions. The PRC Subsidiaries can transfer cash to the VIEs through intercompany loans and capital contributions, and the VIEs can transfer cash to the subsidiaries of the VIEs as services fees under the VIE contractual arrangements. For the years ended February 28, 2026 and 2025, there are no such activities. We do not have an established cash management policy that dictates how funds are transferred between us, our subsidiaries, consolidated VIEs and its subsidiaries. We do not, at this time, intend to distribute earnings or settle amounts owed under the VIE Agreements.

Current PRC regulations permit the PRC Subsidiaries to pay dividends to its shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. The PRC Subsidiaries are required to set aside 10% of its after-tax profits to fund a statutory reserve until such reserve reaches 50% of its registered capital if it distributes its after-tax profits for the current financial year. For details, see “Risks Relating to Doing Business in China — We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements.” In addition, cash transfers from Jingbo Technology Inc. are subject to applicable PRC laws and regulations on loans and direct investment. For details, see “Risks Relating to Doing Business in China — Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our overseas offering to make loans to our PRC Subsidiaries and our consolidated VIEs, or to make additional capital contributions to our PRC Subsidiaries .”

In addition, the PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. The VIEs receive a significant portion of its revenues in Renminbi. Under the current corporate structure, Jingbo Technology, Inc., the Nevada holding company, may rely on dividend payments from the PRC Subsidiaries to fund any cash and financing requirements it may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE approval to use cash generated from the operations of the PRC Subsidiaries and VIEs to pay off their respective debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to its shareholders. See “Risks Relating to Doing Business in China —We are subject to restrictions on currency exchange.”

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

Corporate History

The Company was initially incorporated in the State of Nevada on March 6, 2015, by Mr. Lakwinder Singh Sidhu, the former president and sole director. The business was established with the intention of developing application software to a global vendor platform to connect people to businesses and provide a new shopping experience.

On May 18, 2017, ownership of the Company underwent a change where New Reap Global Limited acquired 32,500,000 shares of common stock, representing 68.4% ownership of the Company, from Mr. Sidhu. From March 2018 to June 2018, New Reap Global Limited executed a series of transactions involving the transfer of shares of common stock to various entities and individuals. Key transfers included Arden Wealth and Trust and shareholders such as HongLing Shang, Xuedong Zhang, Jingmei Jiang, and others. By mid-2018, New Reap Global Limited had divested significant amounts of its holdings to entities such as EMRD Global Holdings, Fortress Advisors, LLC, and Baywall, Inc., among others.

On November 10, 2020, ten (10) shareholders, including Arden Wealth & Trust (Switzerland) AG and New Reap Global Limited, entered into stock purchase agreements with nineteen (19) non-U.S. accredited investors to sell an aggregate of 42,440,316 shares of common stock of the Company, which represented approximately 68.6% of the issued and outstanding shares of common stock of the Company.

Following the change in structure, the Company shifted in focus to providing commercial mobile technical support services in China, which consisted of 24/7 technical support for clients’ data platforms.

On December 15, 2022, the Company entered into a share exchange agreement with Intellegence Parking, Chen Xinxin (“Xinxin”), the officer, director and control shareholder of Intelligence Parking and the shareholders of Intelligence Parking (the “Shareholders”). Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence Parking was exchanged for 1,000,000,000 shares of common stock in the Company. This transaction closed on January 5, 2023, resulting in Intellegence Parking becoming the major shareholder of the Company. From this point forward, the Company’s focus shifted to the business of smart urban parking solutions.

On March 8, 2023, the Company changed its name from Savmobi Technology, Inc. to Jingbo Technology, Inc.

On February 5, 2024, the Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s authorized capitalization is 50,000,000 shares common stock with a par value of $0.001 per share. The number of issued and outstanding shares of the Company’s Common Stock was correspondingly decreased to 5,315,412.

On September 3, 2024, the Board approved and adopted the Amended and Restated Bylaws (the “Amended Bylaws”), revising the principal business location of the Company and lowering the minimum votes required for certain actions.

On October 17, 2024, the Company increased the number of authorized Common Stock from 50,000,000 shares to 50,000,000,000 shares.

On November 18, 2024, the Company entered into a share exchange agreement with Xinghe and Hangdu. The Company acquired all issued shares of Xinghe in exchange for 550,000,000 Common Stock to Hangdu. As a result of this transaction, Hangdu became the largest shareholder of the Company, holding approximately 99.0% issued and outstanding shares of the Company. Xinghe was the sole shareholder of Keqiao Limited, which held 100% of Keqiao WFOE. Keqiao WFOE entered into a series of contractual arrangements to control and operate the business of Guangzhou Keqiao VIE, which itself owns Shaoxing Keqiao Zhuyi Technology Co., Ltd. (“Shaoxing Keqiao”), an innovative technology company incorporated in China specializing in intelligent parking projects. Through this the acquisition, the Company continues its smart parking business in Zhejiang, China.

Capital Stock

The Company conducted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, at a ratio of 1-for-200 (the “Reverse Stock Split”). After the Reverse Stock Split, the Company’s capitalization is 50,000,000 common shares with a par value of $0.001 per share (the “Common Stock”). No preferred shares have been authorized or issued. The Company increased the number of authorized shares of Common Stock from 50,000,000 shares to 50,000,000,000 shares. Total number of shares issued and outstanding as of July 20, 2026 is 555,315,412.

Corporate Structure

Business Overview

Intellegence Parking is a multinational technology company, with a smart parking application software and platform business ecosystem as its main business venture. The group company, Hangzhou Zhuyi Technology Co., Ltd. (“Hangzhou Zhuyi”) a PRC holding company, was formed on November 3, 2017 and is engaged in the business of smart parking application software and technology development. Its legal representative is Jinhua Zou. The registered capital was 60 million yuan. The company is located in Building B8, China Zhigu, Fuchun Park, Hangzhou.

It specializes in smart parking projects, smart parking mobile applications and cloud platform construction innovation. Hangzhou Zhuyi takes the smart parking scene as the entry point, integrates various parking lot resources, builds static traffic data and smart city services.

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

Intellegence Parking operates facilities at Tianjin Xinhua International University, Fuyang People’s Hospital, Qilu University Hospital, Shanghai Tesco Supermarket, Hubei Huanggang Central Hospital. Xinghe operates in several intelligent parking projects in Zhejiang, China. We also currently have seven urban parking projects.

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

Intellegence Parking believes that its Any-e Life platform provides an app that solves the difficulty of parking for drivers and car owners. You can check and reserve parking spaces, enter and exit the parking lot without delay, pay seamlessly, fees are deducted automatically. Our cloud platform includes: Parking management system, platform management system, merchant system, comprehensive city management cloud platform and other multiple management systems, fully meet the needs of each different users. We have accumulated a vast amount of user data, and can provide tailored services for each user such as online shopping; creates for e-commerce, which brings new revenue channels and sources for the platform. Intellegence Parking has a combination of online and offline car services, covering auto repair and maintenance, auto supplies, auto body shop, modifications, car wash, and commercial business around the automotive industry. Auto finance: used cars, new car sales, auto loans, auto insurance, life insurance, etc.

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

Intellegence Parking’s parking cloud platform is a one-stop-shop unified management platform for on-street parking, off-street parking, three-dimensional garage, with high- and low-level monitoring, geomagnetic, charging station and other equipment. We use an SAAS architecture cloud platform, which can achieve an all-in-one hosting platform from project creation, deployment, operation and maintenance of the whole package. Applied in the parking industry, it is most suitable for unattended parking management.

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

Intellegence Parking and Xinghe expect to derive revenue from (i) both contract and partnership parking operations, and there are both city-level parking lots and single-unit projects that make profits from parking lot operations; (ii) business model design and the accumulation of platform users, we establish a platform ecosystem, realize the fundamental value of users, provide longer service span for users. Shared resources and business models for the platform merchants, provide system support for merchants to build digital operations, and help merchants to build their own digital assets; (iii) selling our parking hardware and developing software; (iv) the platform’s hardware and software systems, where we connect docking lots, and its users then assist with cash flow, even though we do not participate in the operations; and (v) the preliminary project construction and equipment installation of parking lots.

Through the development of a series of reward and incentive policies (including cash), we will carry out comprehensive marketing and resource integration with different parties such as internal branches, regional agents, various different parking lots, as well as partner merchants and VIP users. The internal marketing department is responsible for marketing support and training, and is divided into several large regions for management and layout according to national regions. Intellegence Parking will provide regional market development by local agents in local markets, regional marketing guidelines provided by Intellegence Parking, and our headquarters to provide support.

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

The Company’s bottom line subsidiaries include Xide Zhuyi Technology Co., a PRC company which was formed on October 14, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Guowei Zhang; Hubei Tongpo Parking Management Co., a PRC company which was formed on November 4, 2020 and is engaged in the business of smart parking application software and technology development. Its legal representative is Guowei Zhang; Zhuyi Technology (Taining) Co., a PRC company which was formed on May 18, 2021 and is engaged in the business of smart parking application software and technology development. Its legal representative is Guowei Zhang; and Shaoxing Keqiao Zhuyi Technology Co., Ltd, a PRC company which was formed on February 18, 2022 and is engaged in the business of intelligent parking projects. Its legal representative is Chen Xiujuan; Leshan Zhuyi Qifeng Intelligent Technology Development Co., a PRC company which was formed on March 14, 2024 and is engaged in the business of smart parking application software and technology development. Its legal representative is Chi Changsen; Zhongxiang Huji Town Zhuyi Technology Co., a PRC company which was formed on August 14, 2023 and is engaged in the business of smart parking application software and technology development. Its legal representative is Guowei Zhang; Tianjin Yuntu Internet Technology Co., a PRC company which was formed on February 6, 2026 and is engaged in the business of smart parking application software and technology development. Its legal representative is Wu Leilei.

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

2. Joint Parking Lot Policy; where (a) with single-operating parking lot cooperation, Intellegence Parking invests in hardware equipment and software system, service charges are charged according to the number of channels, and parking charges are deposited into the parking lot owner’s account within 7 days, (b) contracted parking lot is paid monthly or quarterly according to the annual contract amount, and the parking lot operated by joint cooperation is paid monthly according to the contracted share ratio, (c) there are non-operating parking lot policy: Policy documents need to be issued by local government departments, and (d) urban-level parking lots are tendered or set up joint ventures according to each project, with various cooperation models such as PPP, BOT, EPC+O, etc.

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

Competitive Advantages

We believe that Intellegence Parking has significant advantages in terms of development strategy, technology, team, business model and capital operation. After years of cultivation and accumulation, Intellegence Parking has its own intellectual property rights of smart parking mobile application software, parking management system, merchant system and smart parking cloud platform. We have a professional and well-structured technical team, management team, operation team, and marketing team.

Business Model

Intellegence Parking and Xinghe intend to carry out software and hardware system conversion for existing parking lots, to achieve a smart, digital, platform operation, from constructing to profiting. We shall integrate resources and processing transactions by undergoing software development and using our own merchant marketing management software. The Company will operate the lots by contracting them out and profiting from the parking fees. We utilize modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to deliver intelligent solutions for the management and operation of urban parking resources. We hope to gain revenue through the sales of various smart parking hardware, including smart car stopper, smart parking machine, smart cloud box, geomagnetic, etc. We also have E-commerce, membership, sales profit and sales commission on Any-e platform and want to utilize the platform’s database, build an O2O business model for the automotive aftermarket, which brings more opportunities, more stable and sufficient cash flow and ultimately revenue to the platform. We believe there are advantages to our partnership operation model, capital operation model, digital, ecological, and platform operation business model. Intelligence Parking and Xinghe have a strong resource integration capability, from parking, car owners, online and offline merchants, industry support to O2O platform, etc. Multi-platform resource integration to open up each service channel, to achieve shared user resources in the ecosystem, to better assist each and every user.

Employees

As of February 28, 2026:

Company name	Part-time/Full-time	Number of employees
Jingbo Technology, Inc. (formerly SavMobi Technology, Inc.)	Full-time	1
Intellegence Parking Group Limited and its subsidiaries	Full-time	0
Zhejiang Jingbo Ecological Technology Co. and its subsidiaries	Full-time	161
Shaoxing Keqiao and its subsidiaries	Full-time	2

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

We do not have direct ownership of some of our operating entities in Chinese Mainland, but through VIE Agreements, we exercise control over the operating activities that most impact the economic performance, bears the risks of, and enjoys the rewards normally associated with ownership of the entity. As a result, through such contractual arrangements with the VIEs and their shareholders, we are the primary beneficiary of the VIEs, and, therefore, consolidate the financial results of the VIEs in our consolidated financial statements in accordance with all of our current revenue is derived from the VIEs in Chinese Mainland. To comply with Chinese Mainland laws and regulations, we do not have an equity ownership interest in the VIEs but rely on the VIE Agreements with the VIEs to control and operate their businesses. However, these VIE Agreements may not be effective from Chinese Mainland laws in providing us with the necessary control over the VIEs and their operations. Any deficiency in these VIE Agreements may result in our loss of control over the management and operations of the VIEs, which will result in a significant loss in the value of an investment in the Company. Because of the practical restrictions on direct foreign equity ownership imposed by the Chinese Mainland government authorities, we must rely on contractual rights through the VIE structure to effect control over and management of the VIEs, which exposes us to the risk of potential breach of contract by the shareholders of the VIEs.

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

Because we are a Nevada corporation, we are classified as a foreign enterprise under Chinese Mainland laws and regulations, and our wholly-owned Chinese Mainland subsidiaries, Huixin WFOE and Keqiao WFOE, are foreign-invested enterprises, or FIEs. To comply with the current Chinese Mainland laws and regulations, we conduct our business in Chinese Mainland through our certain consolidated VIEs and its affiliates. Huixin WFOE and Keqiao WFOE have respectively entered into a series of contractual arrangements with our consolidated VIEs and their shareholders. In addition, we cannot assure you that we will be able to comply with these laws and regulations in all respects. We may also be subject to fines, legal or administrative sanctions and other adverse consequences, and may not be able to become in compliance with relevant laws and regulations in a timely manner, or at all. These may materially and adversely affect its business, financial condition, results of operations and reputation.

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

Uncertainties regarding the Chinese Mainland legal system, including the enforcement of laws and sudden regulatory changes, could adversely affect us and limit legal protections available to you and us.

Our operating subsidiaries are incorporated under and governed by the laws of the Chinese Mainland. The Chinese Mainland legal system is based on written statutes with prior court decisions having limited precedential value. Since a significant part of our business is conducted in Chinese Mainland, our operations are principally governed by Chinese Mainland laws and regulations. However, the Chinese Mainland legal system continues to evolve rapidly, and the interpretations of many laws, regulations and rules are not always uniform. Enforcement involves uncertainties that may limit legal protections available to us, and evolving laws could impede our ability to obtain or maintain permits or licenses required to conduct business in Chinese Mainland, which could result in material sanctions or penalties. Additionally, some regulatory requirements may not be consistently applied by government authorities, making strict compliance impractical or impossible in some circumstances. The Chinese Mainland legal system is also based in part on government policies and internal rules, some of which are not published timely or at all and may have retroactive effect. As a result, we may not be aware of violations until sometime after they occur. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Furthermore, if Chinese Mainland adopts more stringent standards with respect to corporate social responsibilities or financial regulations, we may incur increased compliance costs or become subject to additional restrictions. Intellectual property rights and confidentiality protections in Chinese Mainland may not be as effective as in the United States or other countries. We cannot predict the effects of future developments in the Chinese Mainland legal system on our business operations, including the promulgation of new laws, changes to existing laws, or changes in interpretation or enforcement. These uncertainties could limit the legal protections available to us and our investors, and any litigation in Chinese Mainland may be protracted and result in substantial costs and diversion of resources.

The Chinese Mainland government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as it deems appropriate. The Chinese Mainland government has recently published new policies significantly affecting certain industries, and we cannot rule out future regulations or policies that could adversely affect our business, financial condition and results of operations. Furthermore, the Chinese Mainland government has indicated an intent to exert more oversight and control over securities offerings and capital markets activities conducted overseas and foreign investment in Chinese Mainland-based companies. On July 6, 2021, the State Council issued the Opinions on Lawfully and Severely Combating Illegal Securities Activities to strengthen cross-border supervision. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, effective March 31, 2023. The Trial Measures require Chinese companies seeking to offer and list securities overseas to complete filing procedures with the CSRC, and prohibit such offerings under certain circumstances, including where they may endanger national security, involve corruption or ongoing criminal investigations, or involve material ownership disputes. The Trial Measures apply to indirect overseas offerings by Chinese Mainland domestic companies where (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets is accounted for by Chinese Mainland domestic companies, and (ii) the main parts of the issuer’s business activities are conducted in, or main places of business are located in, Chinese Mainland, or the majority of senior management are Chinese Mainland citizens or have their usual place of residence in Chinese Mainland. Our Shares are currently traded on the OTC Markets, which does not require registration with the CSRC under the Trial Measures. The Trial Measures apply to companies listing on stock exchanges such as NASDAQ or NYSE. If we were to pursue a listing on such an exchange, we would communicate with the CSRC and initiate filing procedures as required. However, given the Trial Measures were recently promulgated, there are substantial uncertainties as to implementation and interpretation. If we fail to complete any required filings in a timely manner or at all, our ability to raise or utilize funds and our operations could be materially and adversely affected. On February 24, 2023, the CSRC, Ministry of Finance, National Administration of State Secrets Protection and National Archives Administration of China promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, effective March 31, 2023. The Archives Rules require Chinese Mainland domestic companies seeking overseas offerings to strictly abide by applicable laws, enhance state secrets awareness, institute sound confidentiality and archives systems, and take necessary measures to fulfill these obligations. Companies must obtain approval before publicly disclosing documents containing state secrets or working secrets of government agencies.

Additionally, Chinese Mainland domestic companies must fulfill relevant procedures before publicly disclosing documents that, if leaked, would be detrimental to national security or public interest, and must comply with applicable regulations when providing accounting archives to securities companies, service providers, overseas regulators, or individuals. Given the Archives Rules were recently promulgated, there are substantial uncertainties as to their implementation and interpretation. We cannot predict the impact of the Trial Measures and Archives Rules on us, including on the maintenance of our listing status or any future securities offerings. Any failure to fully comply with these regulatory requirements may significantly limit or completely hinder our ability to offer our Shares, cause significant disruption to our business operations, damage our reputation, materially and adversely affect our financial condition and results of operations, and cause our Shares to significantly decline in value or become worthless. Substantially all of our operations are conducted in Chinese Mainland and are governed by Chinese Mainland laws. Our Chinese Mainland subsidiaries and VIEs are subject to laws applicable to foreign investment in Chinese Mainland. Any intervention in or influence on our business operations, or action to exert more oversight and control over securities offerings and capital markets activities, once taken by the Chinese Mainland government, could adversely affect our business, financial condition and results of operations and the value of our securities, or significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in Chinese Mainland against us or our management named in the Annual Report based on foreign laws.

We are a company incorporated under the laws of the Nevada, and conduct substantially all of our operations in Chinese Mainland. Substantially all of our assets are located in Chinese Mainland. In addition, all our senior executive officers reside within Chinese Mainland for a significant portion of the time and most are Chinese Mainland nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside Chinese Mainland. In addition, Chinese Mainland does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Nevada and many other countries and regions. Therefore, recognition and enforcement in Chinese Mainland of judgments of a court in any of these non-Chinese Mainland jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

Chinese Mainland regulation of loans to, and direct investment in, Chinese Mainland entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from using the proceeds of our overseas offering to make loans to our PRC Subsidiaries and our consolidated VIEs, or to make additional capital contributions to our PRC Subsidiaries.

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

Item 2. Properties

The Company entered into 2 contracts renting offices and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 13, 2022, a bid and an ask was initially posted.

The following table sets forth the high and low bid prices for our common stock on the OTCPK as reported by various market makers:

Quarter Ended	High	Low
June 30, 2023	$3.15	$3.15
September 30, 2023	$0.0151	$0.0151
December 31, 2023	$0.75	$0.75
March 31, 2024	$3.75	$3.75
June 30, 2024	$4.25	$4.25
September 30, 2024	$3.5	$3.5
December 31, 2024	$2.2076	$1.01
March 31, 2025	$6.05	$6.05
June 30, 2025	$9.05	$9.05
September 30, 2025	$5.11	$5.11
December 31, 2025	$2.1472	$2.1472
March 31, 2026	$1.9	$1.9

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

Holders

As of July 20, 2026, there were 555,315,412 shares of common stock issued and outstanding, which were held by 14,243 stockholders of record.

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence Parking and the shareholders of Intelligence Parking (the “Shareholders”), which closed on January 5, 2023. Under the Share Exchange Agreement, one hundred percent (100%) of the ownership interest of Intellegence Parking was exchanged for 1,000,000,000 shares of common stock of the Company issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence Parking acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence Parking is the accounting acquirer.

Immediately after completion of such share exchange, the Company held a total of 200,000,000 issued and outstanding shares of Intellegence Parking. Guowei Zhang is the sole director of Intellegence Parking.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence Parking is now a wholly owned subsidiary.

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands. It is controlled by Guowei Zhang. Intellegence Parking is an investment holding company.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Jingbo VIE. The Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Jingbo VIE is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Guowei Zhang has been the Chairman of Jingbo VIE since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Jingbo VIE became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

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

Intellengence Parking provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Jingbo VIE and is subsidiaries.

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

Keqiao Limited was incorporated under the laws of the Hong Kong on October 2, 2024, which was fully owned by Xinghe. Keqiao Limited is an investment holding company.

Keqiao WFOE was incorporated under the laws of the PRC on October 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Guangzhou Keqiao VIE was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Shaoxing Keqiao was incorporated under the laws of the PRC on February 18, 2022, which was fully owned by Guangzhou Keqiao VIE. It mainly focuses on intelligent parking projects.

Hangzhou Tianniu Information Technology Co., Ltd (“Tianniu”) was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It mainly focues on IT system and information technology services. On January 27, 2026 Tianniu was transferred.

Tianjin Yuntu Internet Technology Co. (“Yuntu”) was incorporated under the laws of the PRC on February 6, 2026, which was fully owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Corporate Structure

For the Year Ended February 28, 2026 Compared to the Year Ended February 28, 2025

Revenue from parking fee

The Company generated $1,369,618 in revenues from parking fees during the financial year ended February 28, 2026 compared to $1,657,057 during the year ended February 28, 2025. The decrease in revenue from parking fees was mainly contributed by termination of the Xiaoshan airport project.

Revenue from winery sales

The Company generated $70,500 in revenues from winery sales during the financial year ended February 28, 2026 compared to $420,180 during the year ended February 28, 2025. The decrease in revenue from winery sales was mainly due to the demand in winery market has declined.

Cost of revenues for parking fee

During the year ended February 28, 2026, the Company incurred $1,463,705 in cost of revenues for parking fee compared to $2,152,385 for the year ended February 28, 2025. Cost of revenue for parking fee mainly consisted of platform maintenance expenses, depreciation, salary and rental expenses. The decrease in cost of revenues for parking fee was mainly contributed by the termination of the Xiaoshan airport project.

Cost of revenue for winery sales

During the year ended February 28, 2026, the Company incurred $62,312 in cost of revenue for winery sales compared to $385,467 for the year ended February 28, 2025. The decrease in cost of revenue for winery sales was mainly due to the market condition and the reduction of the winery sales.

Gross loss

Gross loss was $98,999 for the year ended February 28, 2026, compared to $396,198 for the year ended February 28, 2025. The decrease in gross loss was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the year ended February 28, 2026, we incurred selling and marketing expenses of $174,771 compared to $579,810 for the year ended February 28, 2025. Selling and marketing expenses for the year ended February 28, 2026 and 2025 mainly included salary expenses, travelling expenses and hospitality expenses. The decrease in selling and marketing expense was primarily due to a decrease in hospitality expenses.

General and administrative expenses

During the year ended February 28, 2026, we incurred general and administrative expenses of $2,494,948 compared to $3,173,066 incurred during the year ended February 28, 2025. General and administrative expenses incurred during the year ended February 28, 2026 and 2025 mainly consisted of salary expense, depreciation expense, professional fees and hospitality expenses. The decrease in general and administrative expenses was mainly due to the decrease in salary expenses and hospitality expenses.

Research and development expenses

During the year ended February 28, 2026, we incurred research and development expenses of $269,776 compared to $359,447 for the year ended February 28, 2025. Research and development expenses mainly included salary expenses and depreciation expenses. The decrease in research and development expenses was contributed by an decrease in salary expense.

Impairment for credit losses

During the year ended February 28, 2026, the Company incurred $2,714,286 in impairment for credit losses compared to $539,954 for the year ended February 28, 2025. The increase in impairment for credit losses was mainly due to the increase in allowance for bad debts for deposits.

Net loss

As the result of foregoing, the net loss for the years ended February 28, 2026 and 2025 was $6,706,122 and $6,016,408 respectively.

Liquidity and Capital Resources

As of February 28, 2026, the Company had total assets of $7,776,342 comprising current assets of $2,212,883 and non-current assets of $5,563,459 compared to total assets of $12,222,816 consisting of current assets of $7,085,559 and non-current assets of $5,137,257 as of February 28, 2025. The Company’s total liabilities as of February 28, 2026 were $39,057,898, which was comprised of current liabilities of $11,967,815 and non-current liabilities of $27,090,083. This compares with total liabilities of $35,231,324 as of February 28, 2025, which was comprised of current liabilities of $13,670,065 and non-current liabilities of $21,561,259.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the years ended February 28, 2026 and 2025.

	Year Ended February 28, 2026	Year Ended February 28, 2025
Net cash used in operating activities	(2,136,482)	(1,325,190)
Net cash (used in)/provided by investing activities	(171,675)	776,994
Net cash provided by financing activities	2,323,607	512,117
Effect of exchange rate changes on cash and cash equivalents	5,671	2,331
Net change in cash and cash equivalents	21,121	(33,748)
Cash and cash equivalents at the beginning of period	114,757	148,505
Cash and cash equivalents at the end of period	135,878	114,757

Cash Flows from Operating Activities

For the year ended February 28, 2026, net cash used in operating activities was $2,136,482, mainly comprised of a net loss of $6,706,122, an decrease in accounts payable and other current liabilities of $459,011 and offset by depreciation and amortization expenses of $478,367, impairment for credit losses of $2,714,286, impairment of property and equipment of $816,802, and the decreases in prepaid expenses and other current assets of $673,867. For the year ended February 28, 2025, net cash used in operating activities was $1,325,190, consisting primarily of a net loss of $6,016,408 an increase in prepaid expenses and other current assets of $1,896,109, offset by an increase in accounts payable and other current liabilities of $4,321,939, depreciation and amortization expenses of $922,519, impairment of property and equipment of $437,477.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $171,675 mainly comprising purchase of property and equipment of $133,685 and purchase of other non-current assets of $38,681 for the year ended February 28, 2026, compared to net cash flows provided by investing activities of $776,994 for the year ended February 28, 2025 mainly comprising gain on business acquisition of $426,680 and loss on disposal of subsidiaries of $444,554, offset by a purchase of property and equipment of $154,671.

Cash Flows from Financing Activities

For the year ended February 28, 2026, net cash provided by financing activities was $2,323,607 consisting mainly of proceed from loan from third parties of $3,587,129 and proceeds from interest-free loan from related parties of $418,829, offset by a repayment of loan to third parties of $1,682,351. For the year ended February 28, 2025, net cash provided by financing activities was $512,117 consisting mainly of proceed from interest-free loan from related parties of $1,275,534 and offset by a repayment of interest-free loan to related parties of $763,417.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $6,706,122 for the year ended February 28, 2026; (2) accumulated deficit of $41,996,913 as of February 28, 2026; and (3) the working capital deficit of $9,754,932 as of February 28, 2026.

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

In accordance with the National Bureau of Statistics of China, the year-over-year percentage changes in the consumer price index for March 2024, 2025, and 2026 were 0.2%, 0.2%, 1.0%, respectively. Inflation in China has not materially affected our profitability and operating results. However, we can provide no assurance that we will be unaffected by higher inflation rates in China in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Jingbo Technology, Inc.

Opinion on the Financial statements

We have audited the accompanying consolidated balance sheets of Jingbo Technology, Inc. (the Company) as of February 28, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficits), and cash flows for the years ended February 28, 2026 and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for the years ended February 28, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Assessment

As described in Note 3 to the consolidated financial statements, for the fiscal years ended February 28, 2026 and 2025, the Company reported accumulated deficit of $41,996,913 and $35,326,578 and a working capital deficiency of $9,754,932 and $6,584,506, respectively. The Company primarily funds its operation through debt instruments whose availability depends on a number of factors including its ability to generate operating cash flow to repay debts when due, planned expenditures and market conditions.

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

Guangzhou, Guangdong, China

PCAOB NO: 2729

July 20, 2026

Jingbo Technology, Inc.

Consolidated Balance Sheets

As of the years ended February 28, 2026 and 2025

	February 28, 2026	February 28, 2025
	$	$
Assets
Current assets
Cash and cash equivalents	84,087	105,265
Restricted cash	51,791	9,492
Accounts receivable	25,605	122,614
Inventories	150,078	119,006
Amount due from related parties	16,000	70,104
Prepaid expenses and other current assets	1,885,322	6,659,078
Total current assets	2,212,883	7,085,559

Non-current assets
Property, plant and equipment, net	3,974,577	5,020,365
Intangible assets, net	7,038	8,911
Right-of-use assets	76,474	77,318
Other non-current assets	65,552	30,663
Long-term receivable	1,439,818	-
Total non-current assets	5,563,459	5,137,257

Total Assets	7,776,342	12,222,816

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Short-term loan	72,909	1,373,098
Accounts payables	484,252	629,535
Advances from customers	3,291,785	3,595,420
Other current payables	5,186,484	5,749,278
Taxes payable	74,968	67,723
Amounts due to related parties	2,846,628	2,245,834
Operating lease liabilities, current	10,789	9,177
Total current liabilities	11,967,815	13,670,065

Non-current liabilities
Long-term borrowing	1,385,264	-
Operating lease liabilities	62,936	65,791
Long term payable	25,641,883	21,495,468
Total non-current liabilities	27,090,083	21,561,259

Total Liabilities	39,057,898	35,231,324
Commitments and Contingencies (Note 16)

Stockholders’ Deficit
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 share issued and outstanding as of February 28, 2026 and 2025)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(41,996,913)	(35,326,578)
Accumulated other comprehensive income	701,367	2,264,403
Non-controlling interest	(213,888)	(174,211)
Total Stockholders’ Deficit	(31,281,556)	(23,008,508)

Total Liabilities and Stockholders’ Deficit	7,776,342	12,222,816

Jingbo Technology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

for the years ended February 28, 2026 and 2025

	2026	2025
	$	$

Net revenues	1,542,867	2,141,654
Cost of revenues	(1,641,866)	(2,537,852)
Gross loss	(98,999)	(396,198)

Operating expenses:
Selling and marketing expenses	(174,771)	(579,810)
General and administrative expenses	(2,494,948)	(3,173,066)
Research and development expenses	(269,776)	(359,447)
Impairment for credit losses	(2,714,286)	(539,954)
Impairment of property, plant and equipment	(816,802)	(437,477)
Total operating expenses	(6,470,583)	(5,089,754)

Operating loss	(6,569,582)	(5,485,952)

Other income (expenses):
Interest income	230	803
Interest expense	(63,964)	(91,810)
Other expense, net	(60,845)	(432,052)
Total other income (expenses)	(124,579)	(523,059)

Loss before taxes from operations	(6,694,161)	(6,009,011)

Provision for income taxes	(11,961)	(7,397)

Net loss	(6,706,122)	(6,016,408)

Other comprehensive income:
Foreign currency translation (loss)/income	(1,566,926)	168,509
Total comprehensive loss	(8,273,048)	(5,847,899)

Net loss attributable to :
Owners of the Company	(6,670,335)	(5,992,730)
Non-controlling interest	(35,787)	(23,678)
Net loss	(6,706,122)	(6,016,408)
Total comprehensive loss attributable to:
Owners of the Company	(8,233,371)	(5,842,795)
Non-controlling interest	(39,677)	(5,104)
Total comprehensive loss	(8,273,048)	(5,847,899)
Loss per common share:
Basic and diluted	(0.01)	(0.05)

Weighted Average Number of Common Share Outstanding:
Basic and Diluted	555,315,412	128,877,056

Jingbo Technology, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the years ended February 28, 2026 and 2025

			Additional		Other	Total	Non
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 29, 2024	5,315,412	5,315	9,530,921	(29,311,229)	2,109,066	(17,665,927)	(1,036,253)	(18,702,180)
Net loss	-	-	-	(5,992,730)	-	(5,992,730)	(23,678)	(6,016,408)
Foreign currency translation adjustments	-	-	-	-	149,935	149,935	18,574	168,509
Acquisition of Xinghe	-	-	691,642	(22,619)	5,402	674,425	-	674,425
Loss on disposal of subsidiaries	-	-	-	-	-	-	867,146	867,146
Additional shares issued	550,000,000	550,000	(550,000)	-	-	-	-	-
Balance at, February 28, 2025	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)
Net loss				(6,670,335)		(6,670,335)	(35,787)	(6,706,122)
Foreign currency translation adjustments	-	-	-	-	(1,563,036)	(1,563,036)	(3,890)	(1,566,926)
Balance at, February 28, 2026	555,315,412	555,315	9,672,563	(41,996,913)	701,367	(31,067,668)	(213,888)	(31,281,556)

Jingbo Technology, Inc.

Consolidated Statements of Cash Flows

For the years ended February 28, 2026 and 2025

	2026	2025
	$	$

Net loss	(6,706,122)	(6,016,408)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	478,367	862,051
Depreciation of right-of-use assets	15,952	60,468
Impairment for credit losses	2,714,286	539,954
Loss/(Gain) on disposal of fixed assets	85,750	(19,176)
Impairment of property and equipment	816,802	437,477
Transfers from construction in progress to cost of revenue	19,501	-
Changes in operating assets and liabilities
Accounts receivable	317,147	(235,172)
Inventories	(65,835)	(242,738)
Prepaid expenses and other current assets	673,867	(1,896,109)
Other non-current assets	-	862,524
Accounts payable and other current liabilities	(459,011)	4,321,939
Payments for technical consulting services to related parties	(27,186)	-
Net cash used in operating activities	(2,136,482)	(1,325,190)

Cash flows from investing activities
Proceeds from sale of property and equipment	691	21,082
Purchase of property and equipment	(133,685)	(154,671)
Purchase of other non-current assets	(38,681)	-
Business acquisition, net of cash acquired	-	426,680
Interest-free loan lent to related parties	-	(56,986)
Interest-free loan repaid by related parties	-	96,335
Loss on disposal of subsidiaries	-	444,554
Net cash (used in)/ provided by investing activities	(171,675)	776,994

Cash flows from financing activities
Proceeds from interest-free loan from related parties	418,829	1,275,534
Repayment of interest-free loan to related parties	-	(763,417)
Proceeds of loan from third parties	3,587,129	-
Repayments of loan from third parties	(1,682,351)	-
Net cash provided by financing activities	2,323,607	512,117

Effect of exchange rate changes on cash and cash equivalents	5,671	2,331

Net increase/(decrease) of cash and cash equivalents	21,121	(33,748)

Cash and cash equivalents–beginning of year	114,757	148,505

Cash and cash equivalents–end of year	135,878	114,757

Supplementary cash flow information:
Income taxes	12,090	793
Interest expense	63,964	91,810

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

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence Parking and the shareholders of Intelligence Parking (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence Parking was exchanged for 1,000,000,000 shares of common stock of the Company issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence Parking acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence Parking is the accounting acquirer.

Immediately after completion of such share exchange, the Company will hold a total of 200,000,000 issued and outstanding shares of Intellegence Parking. Guowei Zhang is the sole director of Intellegence Parking.

Consequently, the Company has ceased to fall under the definition of shell company as define in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”) and Intellegence Parking is now a wholly owned subsidiary.

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands. It is controlled by Guowei Zhang. Intellegence Parking is an investment holding company.

Intellegence HK was incorporated on July 20, 2022 under the laws of Hong Kong SAR. Intelligence HK is a wholly subsidiary of Intellegence Parking since incorporation and it is an investment holding company.

Huixin WFOE was incorporated on October 24, 2022 under the laws of PRC. It is a wholly owned subsidiary of Intellegence HK since incorporation and it is an investment holding company.

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Jingbo VIE between November 15 and 11, 2022, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

On November 18, 2024, the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement”), Xinghe, a British Virgin Islands company and Hangdu, a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement.

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

Keqiao Limited was incorporated under the laws of the Hong Kong on October 2, 2024, which was fully owned by Xinghe. Keqiao Limited is an investment holding company.

Keqiao WFOE was incorporated under the laws of the PRC on October 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao VIE, giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao VIE.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIEs’ subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	February 28, 2026	February 28, 2025
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC October 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 3, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC August 22, 2024	100%	100%

2. Variable Interest Entities

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Jingbo VIE, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Jingbo VIE is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Guowei Zhang has been the Chairman of Jingbo VIE since December 2019.

Hangzhou Zhuyi was incorporated under the laws of the PRC on November 13, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Jingbo VIE became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

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

Tianniu was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It mainly focues on IT system and information technology services. On January 27, 2026 Tianniu was transferred.

Yuntu was incorporated on February 6, 2026, which is 100% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Intellengence Parking Group Limited provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Jingbo VIE (“VIE 1”) and its subsidiaries (Collectively, the “Group 1”).

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao VIE giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao VIE.

Guangzhou Keqiao VIE was incorporated under the laws of the PRC on August 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Shaoxing Keqiao was incorporated under the laws of the PRC on February 18, 2022, which was fully owned by Guangzhou Keqiao VIE. It mainly focuses on intelligent parking projects.

Xinghe provides smart parking projects, smart parking mobile applications and cloud platform construction innovation through its consolidated subsidiaries, Guangzhou Keqiao VIE (“VIE 2”), and its subsidiaries (collectively, the “Group 2”).

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

Group 1

	February 28, 2026	February 28, 2025
	$	$
Cash and cash equivalents	55,383	96,985
Restricted cash	51,791	9,492
Accounts receivable	25,605	122,614
Inventories	150,078	119,006
Prepaid expenses and other current assets	1,848,867	6,624,750
Amounts due from related parties	188,497	157,259
Property, plant and equipment, net	3,974,577	5,020,365
Intangible assets, net	7,038	8,911
Right-of-use assets	76,474	77,318
Other non-current assets	65,552	30,663
Long-term receivable	1,439,818	-
Total Assets of Group 1	7,883,680	12,267,363
Short-term Loan	72,909	1,373,098
Accounts payables	484,252	629,535
Advances from customers	3,291,785	3,595,420
Other current payables	4,766,990	5,740,940
Taxes payable	74,968	67,723
Amounts due to related parties	24,339,212	22,793,389
Operating lease liabilities, current	10,789	9,177
Operating lease liabilities, non-current	62,936	65,791
Long-term bank borrowing	1,385,264	-
Long-term payable	2,814,604	-
Total Liabilities of Group 1	37,303,709	34,275,073
Total Stockholders’ Deficit of Group 1	(29,420,029)	(22,007,710)
Total Liabilities and Stockholders’ Deficit of Group 1	7,883,680	12,267,363

	February 28, 2026	February 28, 2025
	$	$
Net revenues	1,542,867	2,141,654
Cost of revenues	(1,641,866)	(2,537,765)
Gross loss	(98,999)	(396,111)
Total operating expenses	(5,587,983)	(4,587,175)
Operating loss	(5,686,982)	(4,983,286)
Total other expenses	(124,647)	(523,105)
Loss before taxes from operations	(5,811,629)	(5,506,391)
Provision for income taxes	(3,959)	(7,397)
Net loss	(5,815,588)	(5,513,788)
Net loss attributable to Group 1	(5,779,801)	(5,490,110)

	February 28, 2026	February 28, 2025
	$	$
Net cash used in operating activities	(1,732,585)	(560,006)
Net cash (used in)/provided by investing activities	(171,675)	270,699
Net cash provided by financing activities	1,898,586	250,287
Effect of exchange rate changes on cash and cash equivalents	6,371	(1,340)
Net increase in cash and cash equivalents	697	(40,360)
Cash and cash equivalents at the beginning of period	106,477	146,837
Cash and cash equivalents at the end of period	107,174	106,477

Group 2

	February 28,	February 28,
	2026	2025

Cash and cash equivalents	1,604	1,574
Prepaid expenses and other current assets, net	36,455	34,328
Amounts due from related parties	23,485,495	22,121,347
Total Assets of Group 2	23,523,554	22,157,249
Other current payables	34	32
Amounts due to related parties	3,150	1,812
Long term payable	22,827,279	21,495,468
Total Liabilities of Group 2	22,830,463	21,497,312
Total Stockholders’ Equity of Group 2	693,091	659,937
Total Liabilities and Stockholders’ Equity of Group 2	23,523,554	22,157,249

	February 28,	February 28,
	2026	2025

Net revenues	-	-
Cost of revenues	-	(87)
Gross loss	-	(87)
Total operating expenses	(7,436)	(4,227)
Operating loss	(7,436)	(4,314)
Total other income	1	52
Loss before taxes from operations	(7,435)	(4,262)
Provision for income taxes	-	-
Net loss	(7,435)	(4,262)
Net loss attributable to Group 2	(7,435)	(4,262)

	February 28,	February 28,
	2026	2025

Net cash (used in)/provided by operating activities	(7,435)	64,828
Net cash provided by/(used in) investing activities	6,192	(63,240)
Net cash provided by/(used in) financing activities	1,178	-
Effect of exchange rate changes on cash and cash equivalents	95	(14)
Net increase in cash and cash equivalents	30	1,574
Cash and cash equivalents at the beginning of period	1,574	-
Cash and cash equivalents at the end of period	1,604	1,574

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

Going Concern

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $6,706,122 for the year ended February 28, 2026; (2) accumulated deficit of $41,996,913 as of February 28, 2026; and (3) the working capital deficit of $9,754,932 as of February 28, 2026.

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

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant accounting estimates reflected in our consolidated financial statements include, but are not limited to, useful lives of plant and equipment and intangible assets, impairment of long-lived assets, allowance for doubtful accounts, allowance for deferred tax assets and uncertain tax position. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Business Combination and Non-controlling Interests

On December 15, 2022, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Intellegence Parking, a Cayman Island company formed on June 29, 2022, Chen Xinxin (“Xinxin”), the officer and director, and control shareholder of Intelligence Parking and the shareholders of Intelligence Parking (the “Shareholders”). Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of Intellegence Parking was exchanged for 1,000,000,000 shares of common stock of the Company issued to the Shareholders, in accordance with the Share Exchange Agreement. The former stockholders of Intellegence Parking acquired a majority of the issued and outstanding common stock as a result of the share exchange transaction. The transaction has been accounted for as a recapitalization of the Company, whereby Intellegence Parking is the accounting acquirer.

Immediately after completion of such share exchange, the Company will hold a total of 200,000,000 issued and outstanding shares of Intellegence Parking. Guowei Zhang is the sole director of Intellegence Parking.

The Company and Intellegence Parking consolidated the financial statements through common control. As a result, the Company measured the recognized assets and liabilities combined at their historical cost at the acquisition date. The difference between consideration paid and assets and liabilities received are presented as a component of equity and additional paid-in-capital.

Jingbo VIE and Hangzhou Zhuyi, Xide, Tongpo, Leshan, Huji, Taining and Yuntu consolidated the financial statements through acquisition.

On November 18, 2024, the Company entered into a Shares Exchange Agreement (the “Shares Exchange Agreement 2”), with Xinghe, and Hangdu, a British Virgin Islands company and the sole shareholder of Xinghe. Pursuant to the Share Exchange Agreement 2, the Company issued 550,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) of the Company to Hangdu, in consideration for the acquisition of all the issued and outstanding shares in Xinghe (the “Acquisition”). Hangdu will transfer all the issued and outstanding shares of Xinghe at the closing of the Share Exchange Agreement 2.

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

The consolidated financial statements include the financial statements of the Company its subsidiaries, the VIEs and VIE’s subsidiaries for which the Company is considered the ultimate primary beneficiary for accounting purposes.

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

Expected credit loss

ASU No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326) requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures.

Impairment of long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Whenever there is an indication showing a permanent decrease in the amount of leasehold improvement and equipment; such as evidence of obsolescence or physical damage of an asset, significant changes in the manner in which an asset is used or is expected to be used, the Company shall recognize loss on decrease in value of property, plant and equipment in the statement of income where the carrying amount of asset is higher than the recoverable amount. The Company measures impairment by comparing the carrying value of the long-lived assets to the estimated discounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flow is less than the carrying amount of the assets, the Company would recognize impairment loss based on the fair value of the assets. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

As of February 28, 2026 and 2025, the accumulated impairment losses on long-lived assets were $849,553 and $433,242, respectively.

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

63

	02282026	02282025
Year end RMB: US$ exchange rate	6.8579	7.2828
Annual average RMB: US$ exchange rate	7.1329	7.2123

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Income recognition

Recognition of Revenue

Revenue is reported net of business taxes and VAT. The Company’s main income is from parking fee, winery sales and others.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption to have a material impact on the consolidated financial statements.

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

Accounts receivable consisted of the following:

	February 28, 2026	February 28, 2025
Accounts receivable	$538,617	$817,811
Allowance for bad debts	(513,012)	(695,197)
Accounts receivable, net	$25,605	$122,614

Movements of allowance for doubtful accounts are as follows:

	February 28, 2026	February 28, 2025
Beginning balance	$695,197	$177,102
Addition	9,698	534,777
Reversal	$(226,271)	$-
Exchange rate effect	34,388	(16,682)
Ending balance	$513,012	$695,197

6. Prepaid Expenses and Other Current Assets

	February 28, 2026	February 28, 2025
Prepayment	935,381	1,885,404
Prepayment for rental	115	107
Deposit(a)	3,188,237	1,018,681
Rent receivable(b)	-	1,592,794
Loan receivable(c)	389,262	1,531,383
Advances to employees	180,875	474,517
Other	380,771	293,719
VAT	18,251	12,379
Total	5,092,892	6,808,984
Allowance for doubtful debt(a)	(3,207,570)	(149,906)
Total	1,885,322	6,659,078

For the years ended February 28, 2026 and 2025, the Company recorded allowance for credit loss of $2,930,859 and $5,177, respectively, for prepaid expenses and other current assets.

(a)	Deposit and allowance for doubtful debt primarily consisted of deposits of RMB20,000,000 (US$2,916,345) paid to a third party under an agreement to establish a subsidiary in Zhejiang Province engaged in data security testing, certification, and technical consulting for intelligent connected vehicles. Under the agreement, the third party was required to complete the Company's due diligence assessment by February 15, 2025 and obtain approval to establish the subsidiary by September 5, 2025, failing which the deposits were refundable. As the third party did not complete the due diligence assessment by the required date, the agreement was suspended. To date, no refund had been received, and the Company recorded a full allowance for doubtful debt of US$2,916,345.

(b)	As of the reporting date, the Xiaoshan airport project has been suspended. Rental fee in relation with the project was refunded. As of the year ended February 28, 2026, the balance in rental fees amounted as nil.

(c)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

7. Property, Plant and Equipment

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 29, 2024	929,598	4,383,002	136,454	2,558,909	988,118	8,996,081
Additions during the year	2,384	-	26,568	507,966	517,577	1,054,495
Disposals during the year	(283,912)	(28,077)	(115,682)	(755,499)	(570,857)	(1,754,027)
Effects of currency translation	(8,137)	(50,944)	(732)	(27,506)	(11,031)	(98,350)
At February 28, 2025	639,933	4,303,981	46,608	2,283,870	923,807	8,198,199
Additions during the year	32,313	-	-	162,651	140,327	335,291
Disposals during the year	(91,790)	(155,254)	(6,833)	(1,376,527)	(198,986)	(1,829,390)
Effects of currency translation	37,264	260,440	2,613	92,832	54,885	448,034
At February 28, 2026	617,720	4,409,167	42,388	1,162,826	920,033	7,152,134

Accumulated depreciation
At February 29, 2024	834,821	716,643	115,119	1,328,672	-	2,995,255
Depreciation during the year	30,655	207,104	10,865	533,675	-	782,299
Disposals during the year	(269,144)	(6,779)	(108,459)	(615,688)	-	(1,000,070)
Effects of currency translation	(7,446)	(10,315)	(400)	(14,731)	-	(32,892)
At February 28, 2025	588,886	906,653	17,125	1,231,928	-	2,744,592
Depreciation during the year	17,796	201,362	8,532	241,382	-	469,072
Disposals during the year	(87,095)	(19,051)	(6,343)	(920,605)	-	(1,033,094)
Effects of currency translation	33,708	63,483	1,149	49,094	-	147,434
At February 28, 2026	553,295	1,152,447	20,463	601,799	-	2,328,004

Impairment provision
At February 29, 2024	-	-	-	-	-	-
Additions during the year	-	134,703	-	302,774	-	437,477
Disposals during the year	-	-	-	-	-	-
Effects of currency translation	-	(1,304)	-	(2,931)	-	(4,235)
At February 28, 2025	-	133,399	-	299,843	-	433,242
Additions during the year(b)	-	-	-	-	816,802	816,802
Disposal during the year	-	(136,203)	-	(306,145)	-	(442,348)
Effects of currency translation	-	2,804	-	6,302	32,751	41,857
At February 28, 2026	-	-	-	-	849,553	849,553

Net book value
At February 28, 2025	51,047	3,263,929	29,483	752,099	923,807	5,020,365
At February 28, 2026	64,425	3,256,720	21,925	561,027	70,480	3,974,577

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China. The Company is involved in a legal proceeding between Hangzhou Zhuyi and a third party. Pursuant to a Notice of Preservation Matters issued on May 22, 2025 by the Intermediate People’s Court of Hangzhou, Zhejiang Province, floor 1 to 4 are restricted for three years.

(b)	Impairment provision was recognized for two projects with a local government. The Company incurred costs for equipment and personnel in connection with the construction of parking facilities for these projects. Both projects were suspended due to government-related factors. As of February 28, 2026, the Company remained in discussions with the local government regarding reimbursement of these costs and had not received any refunds. Accordingly, the Company recognized a full impairment loss of $816,802 during the year ended February 28, 2026.

8. Intangible Assets

Cost
At February 29, 2024	28,181
Additions during the year	-
Disposals during the year	-
Effects of currency translation	(329)
At February 28, 2025	27,852
Additions during the year	-
Disposals during the year	-
Effects of currency translation	1,725
At February 28, 2026	29,577

Accumulated depreciation
At February 29, 2024	14,314
Depreciation during the year	4,841
Disposals during the year	-
Effects of currency translation	(214)
At February 28, 2025	18,941
Depreciation during the year	2,331
Disposals during the year	-
Effects of currency translation	1,267
At February 28, 2026	22,539

Net book value
At February 28, 2025	8,911
At February 28, 2026	7,038

The following table presents future amortization as of February 28, 2026:

Year ended February 28, 2026	Amount
2027	1,564
2028	1,564
2029	1,564
2030	1,564
2031 and thereafter	782
Total	$7,038

9. Right-of-use Assets

Cost
At February 29, 2024	295,874
Additions during the year	64,240
Write-off during the year	(240,714)
Effects of currency translation	(8,162)
At February 28, 2025	111,238
Additions during the year	69,512
Write-off during the year	(84,488)
Effects of currency translation	6,292
At February 28, 2026	102,554

Accumulated depreciation
At February 29, 2024	210,333
Depreciation during the year	58,342
Write-off during the year	(226,346)
Effects of currency translation	(8,409)
At February 28, 2025	33,920
Depreciation during the year	13,278
Write-off during the year	(22,796)
Effects of currency translation	1,678
At February 28, 2026	26,080

Net book value
At February 28, 2025	77,318
At February 28, 2026	76,474

Right of use assets consisted of 2 contracts renting offices and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

10. Long term receivable

	February 28, 2026		February 28, 2025
	$		$
Long term receivable		1,439,818		-
Total		1,439,818		-

Long-term receivables were reclassified from prepaid expenses and other current assets based on the terms of renewed agreements executed during the year ended February 28, 2026. During the year, the Company entered into three long-term receivable agreements with an aggregate lending commitment of up to RMB18,000,000 (US$2,624,710). The agreements have terms ranging from four to five years. As of February 28, 2026, the long-term receivable balance represents amounts expected to be collected more than 12 months after the balance sheet date.

11. Borrowings

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

On September 12, 2025, through mediation by the Hangzhou Banking and Insurance Industry People’s Mediation Committees, Hangzhou Zhuyi a new agreement with Zhejiang Chouzhou Commercial Bank. Under the new agreement, Hangzhou Zhuyi will pay default interest at an annual rate of 4.5% on the outstanding balance from September 12, 2025 until the loan is fully repaid. The first principal repayment of $72,909 (RMB500,000) will be paid on or before September 16, 2026. The second principal repayment of the same amount will be made on or before September 16, 2027. Between September, 2025 and December, 2027, Hangzhou Zhuyi will pay interest monthly at an annual rate of 4.5% on the outstanding balance before the 20th of each month. The remaining outstanding balance of 1,312,355 (RMB9,000,000) and the interest for the period between December 21, 2027 and January 10, 2028 will be repaid by January 10, 2028.

If the company fails to comply with any of these terms, the loan shall be deemed immediately due and payable. Default interest shall accrue from the date of default at an annual rate of 6.75%. The banker shall apply to the court for compulsory enforcement with respect to the loan principal of $1,458,172 (RMB10,000,000), together with any unpaid default interest accrued from September 12, 2025 until the date of full repayment.

The above borrowing is secured by Hangzhou Zhuyi Technology Co., Ltd, and fixed asset of Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China, it was with the highest secured amounnt of $37,533,356 (RMB257,400,000). Jianqiang Liu is personally liable for the loan.

12. Other payables and Accruals

	February 28, 2026		February 28, 2025
	$		$
Accrued payroll and welfare payables		162,146		251,172
Deposit		9,318		8,774
Loans payable		859,164		1,369,933
Refund (a)		4,082,883		3,844,675
Other (b)		72,973		274,724
Total		5,186,484		5,749,278

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents.

(b)	Other mainly included collection of parking fees on behalf of a third party.

13. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the years ended February 28, 2026 and 2025:

	Name	Relationship
(a)	Hongwei Li	Former shareholder
(b)	Strength Union Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Intellegence Triumph Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Chuchu Zhang	Former shareholder
(g)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(h)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	Formerly an entity controlled by a shareholder however it is now a subsidiary due to the acquisition of Xinghe
(i)	Xiujuan Chen	Shareholder
(j)	Ben Liu	Chief Executive Officer

Hongwei Li and Chuchu Zhang ceased to be related parties during the year. As a result, the related balances were reclassified from related party balances to prepaid expenses and other current assets and other current payables, respectively.

(a) The Company had the following transactions with related parties:

Name	Nature	For the year ended February 28, 2026
Sichuan Zhicheng Qifeng Technology Co., Ltd.	Cost of revenues	81,161

Name	Nature	For the year ended February 28, 2025
Xiujuan Chen	Revenue	331,504

(b) At February 28, 2026 and 2025, the Company owned funds from the following related parties:

	February 28, 2025	Provided	Received Repayment	Cost of revenue	Reclassification	Exchange Rate Translation	February 28, 2026
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	-	5,800
Hongwei Li	1,240	-	-	-	(1,266)	26	-
Sichuan Zhicheng Qifeng Technology Co., Ltd	52,864	27,186	-	(81,161)	-	1,111	-
Total amounts due from related parties	$70,104	$27,186	$-	$(81,161)	$(1,266)	1,137	$16,000

	February 29,		Received	Exchange Rate	February 28,
	2024	Provided	Repayment	Translation	2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	3,605	(96,335)	(203)	1,240
Sichuan Zhicheng Qifeng Technology Co., Ltd	-	53,381	-	(517)	52,864
Total amounts due from related parties	$110,173	$56,986	$(96,335)	$(720)	$70,104

(c) At February 28, 2026 and 2025, the Company owed funds to the following related parties:

	February 28, 2025	Borrowed	Repaid	Reclassification	Exchange Rate Translation	February 28, 2026
Guowei Zhang	$2,046,179	$416,614	$-	$-	$29,468	$2,492,261
Xiujuan Chen	172,193	2,215	-	-	10,758	185,166
Chuchu Zhang	27,462	-	-	(28,039)	577	-
Ben Liu	-	-	-	162,678	6,523	169,201
Total amounts due to related parties	$2,245,834	$418,829	$-	$134,639	$47,326	$2,846,628

	February 29, 2024	Borrowed	Repaid	Business acquisition	Determined Sales Income	Exchange Rate Translation	February 28, 2025
Guowei Zhang	$1,629,089	$423,546	$(832)	$-	$-	$(5,624)	$2,046,179
Xiujuan Chen	347,333	851,988	(762,585)	64,278	(331,504)	2,683	172,193
Chuchu Zhang	27,787	-	-	-	-	(325)	27,462
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	-	(21,955,735)	-	-	-
Total amounts due to related parties	$23,959,944	$1,275,534	$(763,417)	$(21,891,457)	$(331,504)	$(3,266)	$2,245,834

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

14. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	February 28, 2026		February 28, 2025
	$		$
Loss before tax		(6,694,161)		(6,009,011)
Tax credit calculated at statutory tax rate		(1,673,540)		(1,502,253)
Effect of different tax rates		680,515		18,409
Deferred tax asset not recognized during the year		1,004,986		1,491,241
Total income tax expense		11,961		7,397

As of February 28, 2026 and 2025, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	February 28, 2026		February 28, 2025
	$		$
Deferred tax assets:
Net operating loss carrying forward		5,456,466		3,954,265
Allowance on doubtful accounts		606,227		194,117
Deferred tax assets, gross		6,062,693		4,148,382
Less: valuation allowance		(6,062,693)		(4,148,382)
Deferred tax assets, net		-		-

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

15. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 2 agreements for renting offices, warehouses and parking lots. As of February 28, 2026, the Company has $76,474 of right-of-use assets, $10,789 in current operating lease liabilities and $62,936 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	February 28, 2026		February 28, 2025
	$		$
Within 1 year		13,405		11,969
After 1 year but within 5 years		26,105		31,685
Over 5 years		52,211		49,430
Total lease payments		91,721		93,084

Less: imputed interest		(17,996)		(18,116)
Total lease obligations		73,725		74,968
Less: current obligations		(10,789)		(9,177)
Long-term lease obligations		62,936		65,791

The components of lease cost were as follows:

	February 28, 2026		February 28, 2025
	$		$
Operating lease cost		15,952		60,468
Total lease cost		15,952		60,468

A summary of supplemental information related to leases is listed as follows:

	February 28, 2026	February 28, 2025
Weighted average remaining lease term
Operating lease	12.2 years	11.8 years
Weighted average discount rate
Operating lease	3.95%	4.06%

Supplemental cash flow information related to leases were as follows:

	February 28, 2026	February 28, 2025
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	12,725	72,941

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Operating leases	69,512	64,240

16. Commitments and contingencies

A corporate plaintiff, Zhejiang Yinpai Technology Co., Ltd., filed a claim against Hangzhou Zhuyi in connection with a dispute arising from a technical entrustment development contract. The plaintiff was unsuccessful in the first instance and is expected to appeal. As of the reporting date, certain assets of Hangzhou Zhuyi, including its property located in Building B8, China Smart Valley, Hangzhou, and three bank accounts, remain frozen.

17. Long term payable

	February 28, 2026		February 28, 2025
	$		$
Long term payable		25,641,883		21,495,468
Total		25,641,883		21,495,468

During the year ended February 29, 2024, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements.

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

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $14,752,288.30 (RMB 107,386,985.66) with Hangzhou Jizhong Ecological Technology Co., Ltd. with an annual interest rate of 4% and a maturity date of September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $2,630,855.04 (RMB 19,160,209.59) with Hangzhou Ruiqi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% and a maturity date of September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity.

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $4,199,294 (RMB 30,000,000) with Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% and a maturity date of September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity September 30, 2029.

On January 20, 2026, Hangzhou Zhuyi entered into a five-year loan agreement of $1,709,525(RMB 11,723,750) with Zhejiang Renlv Technology Development Co., Ltd. with an annual interest rate of 4% and a maturity date of January 19, 2031. Interest between the date of January 20, 2026 and January 19, 2030 is waived. The Company will pay interest monthly from January 20, 2030, and the principal balance at maturity.

On September 28, 2025, Hangzhou Zhuyi entered into a five-year loan agreement of the maximum borrowing of $1,224,865(RMB 8,400,000) with Hangzhou Shengquan Enterprise Management Co., Ltd. with an annual interest rate of 4% a maturity date September of 27, 2030. Interest between the date of September 28, 2025 and September 27, 2029 is waived. The Company will pay interest monthly from September 28, 2029, and the principal balance at maturity.

18. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

	Xide		Taining		Leshan		Total
	260228	250228	260228	250228	260228	250228	260228	250228
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(110,980)	(112,686)	(121,579)	(105,396)	18,671	43,871	(213,888)	(174,211)

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of February 28, 2026 and 2025 respectively.

	260228	250228	260228	250,228	260228	250,228	260228	250,228
	Xide		Taining		Leshan		Total
	260228	250,228	260228	250,228	260228	250,228	260228	250,228
Non-current assets	5,598	26,870	35,021	69,421	419,216	469,230	459,835	565,521
Current asset	1,142	9,538	23,882	29,544	56,177	113,919	81,201	153,001
Current liabilities	(309,058)	(343,901)	(150,700)	(132,970)	(280,532)	(322,844)	(740,290)	(799,715)
Non-current liabilities	-	-	-	-	(62,936)	(56,373)	(62,936)	(56,373)
Net asset	(302,318)	(307,493)	(91,797)	(34,005)	131,925	203,932	(262,190)	(137,566)
Less: Hangzhou Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	781	(17,338)	(19,361)	(23,613)	(6,288)	3,087	(24,868)	(37,864)
Accumulated Deficits	(301,537)	(324,831)	(409,386)	(355,846)	40,884	122,266	(670,039)	(558,411)
Accumulated Deficits attributable to NCI	(99,508)	(107,194)	(114,628)	(99,636)	14,310	42,791	(199,826)	(164,039)
Plus: OCI attributable to NCI	(11,472)	(5,492)	(6,951)	(5,760)	4,361	1,080	(14,062)	(10,172)
NCI balances	(110,980)	(112,686)	(121,579)	(105,396)	18,671	43,871	(213,888)	(174,211)

19. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the year ended February 28, 2026 and 2025 the Company did not accrue any statutory reserve.

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

The following table set forth the operating segment reporting

	For the Year Ended February 28, 2026
	Parking fee	Winery sales	Others	Consolidated

Current assets	$1,443,502	$694,373	$75,008	$2,212,883
Non-current assets	5,563,459	-	-	5,563,459
Revenues	1,369,618	70,500	102,749	1,542,867
Segment gross profit	(94,087)	8,188	(13,100)	(98,999)
Segment gross margin	(6.87)%	11.61%	(12.75)%	(6.42)%
Selling expenses	171,455	1,349	1,967	174,771
General and administrative expenses	2,459,827	14,292	20,829	2,494,948
R&D expenses	269,776	-	-	269,776
Impairment for credit losses	2,714,286	-	-	2,714,286
Impairment of property, plant and equipment	816,802	-	-	816,802
Interest expense, net	63,734	-	-	63,734
Other income/expenses, net	60,845	-	-	60,845
Income tax expense	11,961	-	-	11,961
Net loss	(6,662,773)	(7,453)	(35,896)	(6,706,122)

	For the Year Ended February 28, 2025
	Parking fee	Winery sales	Others	Consolidated

Current assets	$5,226,864	$1,354,383	$504,312	$7,085,559
Non-current assets	5,137,257	-	-	5,137,257
Revenues	1,657,057	420,180	64,417	2,141,654
Segment gross profit	(495,328)	34,713	64,417	(396,198)
Segment gross margin	(29.89)%	8.26%	100.00%	(18.50)%
Selling expenses	342,993	326	236,491	579,810
General and administrative expenses	2,924,270	215,724	33,072	3,173,066
R&D expenses	359,447	-	-	359,447
Impairment for credit losses	539,954	-	-	539,954
Impairment of property, plant and equipment	437,477	-	-	437,477
Interest expense, net	86,400	3,995	612	91,007
Other income/expenses, net	432,052	-	-	432,052
Income tax expense	7,397	-	-	7,397
Net loss	(5,625,318)	(185,332)	(205,758)	(6,016,408)

21. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3.0%, interest expense would be $769,256 per year. The Company adopts 3.0% as an annual interest rate based on the China LPR announced on February 24, 2026 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $76,926 per year.

22. Subsequent Events

Jinyun Tingxiang Parking Service Co., Ltd was incorporated on April 17, 2026, which is 100% owned by Hangzhou Zhuyi.

Zhejiang Yinpai Technology Co., Ltd. filed a claim against Hangzhou Zhuyi in connection with a dispute arising from a technical entrustment development contract. The plaintiff was unsuccessful in the first instance on April 29, 2026 and is expected to appeal. To date, the Company has not received any notice of appeal.

The Company has performed an evaluation of subsequent events through July 20, 2026, which was the date of the issuance of the consolidated financial statements, and determined that no other events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of February 28, 2025, our management concluded that our disclosure controls and procedures as of such date are not effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our management, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of February 28, 2026.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of February 28, 2026 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a- 15(f) or 15d- 15(f) under the Exchange Act) during the fiscal year ended February 28, 2026.

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons

Guowei Zhang was appointed Chairman of the Board and the director of SVMB on June 8, 2022. Guowei Zhang is the current Chief Executive Officer of Intellegence.

Name	Age	Position(s)
Guowei Zhang	40	Chairman of the Board and Director
Ben Liu	41	Chief Executive Officer
Qiang Chen	55	Chief Financial Officer

Guowei Zhang, age 40, Chairman of the Board and Director, has been an officer at Hangzhou Zhuyi Technology Co. since May 2017. Guowei Zhang has been the Chairman of Zhejiang Jingbo Ecological Technology Co. since December 2019. Zhejiang Jingbo Ecological Technology Co. is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Guowei Zhang attended Zhejiang Open University.

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

Ben Liu, aged 41 Chief Executive Officer, has more than 15 years of managing experience. He joined the Company after serving as the General Manager of Hangzhou Zhilv Qingyang Tourism Technology Co., Ltd. from September 2024 to October 2025, where he oversaw daily operations and management, and led various departments in executing the company’s strategic plans and business objectives. From July 2020 to July 2022, he served as the General Manager of Hangzhou Renyigou E-commerce Co., Ltd., directing e-commerce platform operations, formulating sales and marketing strategies, managing teams, and optimizing supply chain and customer relationships. From June 2018 to July 2020, he was the Marketing Director of Hangzhou Zhuyi Technology Co., Ltd., responsible for developing marketing strategies, driving market promotion and brand-building initiatives, leading teams, and contributing to significant sales growth. He earned his bachelor’s degree from Zhejiang University of Science and Technology in June 2007 and has been pursuing a Financial EMBA at Fudan University since September 2024.

Qiang Chen, aged 55, Chief Financial Officer, joined the Company after serving as the Chief Financial Officer of Hangzhou Zhilv Qingyang Tourism Technology Co., Ltd. from March 2025 to October 2025, where he was responsible for financial strategy development, budget management, capital allocation, tax planning, and supporting investment and financing decisions. From November 2015 to February 2025, he was the Chairman of Qianhai Asia Times (Shenzhen) International Financial Services Co., Ltd., overseeing strategic decision-making, supervision of execution, and the management of major corporate matters. He obtained his bachelor’s degree from Suzhou University in July 1993.

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

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with Mr. Guowei Zhang, other business interests and his involvement with Jingbo Technology, Inc. (formerly SavMobi Technology Inc).

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

Executive Compensation

The table below sets forth the positions and compensations for the sole officer and director of the Company for the year ended February 28, 2026.

Position	Name of Directors	Year	Salary before tax	Bonus	All other compensation	Total

Chairman and Director Former Chief Executive Officer	Guowei Zhang	2026	$14,455	$-	$-	$14,455
		2025	$24,193	$-	$-	$24,193

Chief Executive Officer	Ben Liu	2026	$4,491	$-	$-	$4,491
		2025	$-	$-	$-	$-

Chief Financial Officer	Qiang Chen	2026	$316	$-	$-	$316
		2025	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted awards stock, performance or other equity incentives during the fiscal year ended February 28, 2026 and 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of February 28, 2026.

Name	Number of Shares of Common Stock	Percentage	Address
5% shareholders:
Xiujuan Chen(1)	30,606,055	5.5%	No. 1129, Yunji Road, Keqiao, Shaoxing, Zhejiang

Officers and Directors:
Guowei Zhang	1,000,000	0.18%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Ben Liu	2,171,372	0.39%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
Qiang Chen	12,500	0.002%	Building B8, China Zhigu, Yinhu Street, Fuyang District, Hangzhou, Zhejiang, China
(All officers and directors as a group (3 people))	3,183,872	0.572%

Note(s):

1. Represents (i) 1,200,759 Common Stocks held of record by Xiujuan Chen, and (ii) 25,000 Common Stocks held of record by Intellegence Triumph Holdings Limited, a British Virgin Islands company wholly-owned by Xiujuan Chen. The registered address of Intellegence Triumph Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands, and (iii) 41,636 Common Stocks held of record by Strength Union Holdings Limited, a British Virgin Islands company wholly-owned by Xiujuan Chen. The registered address of Strength Union Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands, and (iv) 40,797 Common Stocks held of record by Virtue Victory Holdings Limited, a British Virgin Islands company wholly-owned by Xiujuan Chen. The registered address of Strength Union Holdings Limited is Intershore Chambers, Road Town, Tortola, British Virgin Islands, and (v) 29,297,863 Common Stocks held of record by Hangdu Technology Limited, a British Virgin Islands company wholly-owned by Xiujuan Chen. The registered address of Hangdu Technology Limited is Sea Meadow House, P.O. Box 116, Road Town, Tortola, British Virgin Islands.

There are no other officer or director 5 % shareholders.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 555,315,412 shares of common stock to be outstanding.

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

The following is a list of related parties which the Company had transactions with during the years ended February 28, 2026 and 2025:

	Name	Relationship
(a)	Hongwei Li	Former shareholder
(b)	Strength Union Holdings Limited	Shareholder
(c)	Virtue Victory Holdings Limited	Shareholder
(d)	Intellegence Triumph Holdings Limited	Shareholder
(e)	Guowei Zhang	President of the Company
(f)	Chuchu Zhang	Former shareholder
(g)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(h)	Shaoxing Keqiao Zhuyi Technology Co., Ltd	Formerly an entity controlled by a shareholder however it is now a subsidiary due to the acquisition of Xinghe
(i)	Xiujuan Chen	Shareholder
(j)	Ben Liu	Chief Executive Officer

Hongwei Li and Chuchu Zhang ceased to be related parties during the year. As a result, the related balances were reclassified from related party balances to prepaid expenses and other current assets and other current payables, respectively.

(a) The Company had the following transactions with related parties:

Name	Nature	For the year ended February 28, 2026
Sichuan Zhicheng Qifeng Technology Co., Ltd.	Cost of revenues	81,161

Name	Nature	For the year ended February 28, 2025
Xiujuan Chen	Revenue	331,504

(b) At February 28, 2026 and 2025, the Company owned funds from the following related parties:

	February 28, 2025	Provided	Received Repayment	Cost of revenue	Reclassification	Exchange Rate Translation	February 28, 2026
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	-	5,800
Hongwei Li	1,240	-	-	-	(1,266)	26	-
Sichuan Zhicheng Qifeng Technology Co., Ltd	52,864	27,186	-	(81,161)	-	1,111	-
Total amounts due from related parties	$70,104	$27,186	$-	$(81,161)	$(1,266)	1,137	$16,000

	February 29,		Received	Exchange Rate	February 28,
	2024	Provided	Repayment	Translation	2025
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	5,800
Hongwei Li	94,173	3,605	(96,335)	(203)	1,240
Sichuan Zhicheng Qifeng Technology Co., Ltd	-	53,381	-	(517)	52,864
Total amounts due from related parties	$110,173	$56,986	$(96,335)	$(720)	$70,104

(c) At February 28, 2026 and 2025, the Company owed funds to the following related parties:

	February 28, 2025	Borrowed	Repaid	Reclassification	Exchange Rate Translation	February 28, 2026
Guowei Zhang	$2,046,179	$416,614	$-	$-	$29,468	$2,492,261
Xiujuan Chen	172,193	2,215	-	-	10,758	185,166
Chuchu Zhang	27,462	-	-	(28,039)	577	-
Ben Liu	-	-	-	162,678	6,523	169,201
Total amounts due to related parties	$2,245,834	$418,829	$-	$134,639	$47,326	$2,846,628

	February 29, 2024	Borrowed	Repaid	Business acquisition	Determined Sales Income	Exchange Rate Translation	February 28, 2025
Guowei Zhang	$1,629,089	$423,546	$(832)	$-	$-	$(5,624)	$2,046,179
Xiujuan Chen	347,333	851,988	(762,585)	64,278	(331,504)	2,683	172,193
Chuchu Zhang	27,787	-	-	-	-	(325)	27,462
Shaoxing Keqiao Zhuyi Technology Co., Ltd	21,955,735	-	-	(21,955,735)	-	-	-
Total amounts due to related parties	$23,959,944	$1,275,534	$(763,417)	$(21,891,457)	$(331,504)	$(3,266)	$2,245,834

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services.

Fees paid to Auditors

Audit Fees

During fiscal years ended February 28, 2026 and 2025, we incurred approximately $200,000 and $200,000, respectively , in fees to our principal independent accountants for professional services rendered in connection with the audit of our February 28, 2026 and 2025 financial statements and for the reviews of our financial statements for the quarters ended during such periods.

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

Jingbo Technology, Inc.

Dated: July 20, 2026	By:	/s/ Ben Liu
	Name:	Ben Liu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 20, 2026	By:	/s/ Qiang Chen
	Name:	Qiang Chen
	Title:	Chief Financial Officer ( Financial and Accounting Officer)

