Form 10-Q
period 2026-05-31
Jingbo Technology, Inc.
filed 2026-07-20
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2026 (Unaudited)	February 28, 2026 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	107,201	84,087
Restricted cash	51,778	51,791
Accounts receivable	18,810	25,605
Inventories	129,691	150,078
Amount due from related parties	16,000	16,000
Prepaid expenses and other current assets	1,868,269	1,885,322
Total current assets	2,191,749	2,212,883

Non-current assets
Property, plant and equipment, net	3,976,100	3,974,577
Intangible assets, net	6,737	7,038
Right-of-use assets	179,389	76,474
Other non-current assets	71,091	65,552
Long term receivable	1,296,758	1,439,818
Total non-current assets	5,530,075	5,563,459

Total Assets	7,721,824	7,776,342

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term loan	73,897	72,909
Accounts payables	443,351	484,252
Advances from customers	3,334,581	3,291,785
Other current payables	5,487,410	5,186,484
Taxes payable	46,328	74,968
Amounts due to related parties	2,898,213	2,846,628
Operating lease liabilities, current	32,139	10,789
Total current liabilities	12,315,919	11,967,815

Non-current liabilities
Long-term borrowing	1,404,038	1,385,264
Operating lease liabilities, non-current	116,888	62,936
Long term payable	26,181,530	25,641,883
Total non-current liabilities	27,702,456	27,090,083

Total Liabilities	40,018,375	39,057,898
Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 shares issued and outstanding as of May 31, 2026 and February 28, 2026)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(42,601,318)	(41,996,913)
Accumulated other comprehensive income	304,834	701,367
Non-controlling interest	(227,945)	(213,888)
Total Stockholders’ Deficit	(32,296,551)	(31,281,556)

Total Liabilities and Stockholders’ Deficit	7,721,824	7,776,342

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended May 31, 2026 and 2025

	Three months ended May 31, 2026 (Unaudited)	Three months ended May 31, 2025 (Unaudited)
	$	$
Net revenues	281,962	461,630
Cost of revenues	(192,442)	(333,977)
Gross profit	89,520	127,653

Operating expenses:
Selling and marketing expenses	(65,656)	(22,956)
General and administrative expenses	(570,399)	(496,698)
Research and development expenses	(52,196)	(64,336)
Impairment for credit losses	1,044	68,919
Total operating expenses	(687,207)	(515,071)

Operating loss	(597,687)	(387,418)

Other income (expenses):
Interest income	13	135
Interest expense	(16,290)	(15,335)
Other expense, net	(3,276)	(2,706)
Total other income/(expenses)	(19,553)	(17,906)

Loss before taxes from operations	(617,240)	(405,324)
Provision for income taxes	-	(3,547)
Net loss	(617,240)	(408,871)

Other comprehensive loss:
Foreign currency translation loss	(397,755)	(253,014)
Total comprehensive loss	(1,014,995)	(661,885)

Net loss attributable to:
Owners of the Company	(604,405)	(405,596)
Non-controlling interest	(12,835)	(3,275)
	(617,240)	(408,871)
Total comprehensive loss attributable to:
Owners of the Company	(1,000,938)	(658,123)
Non-controlling interest	(14,057)	(3,762)
	(1,014,995)	(661,885)

Loss per common share:
Basic and diluted	(0.001)	(0.001)
Weighted average number of common share outstanding:
Basic and diluted	555,315,412	555,315,412

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended May 31, 2026 and 2025

			Additional		Other	Total	Non-
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2025 (Audited)	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)
Net income	-	-	-	(405,596)	-	(405,596)	(3,275)	(408,871)
Foreign currency translation adjustments	-	-	-	-	(252,527)	(252,527)	(487)	(253,014)
Balance at, May 31, 2025 (Unaudited)	555,315,412	555,315	9,672,563	(35,732,174)	2,011,876	(23,492,420)	(177,973)	(23,670,393)

Balance at, February 28, 2026 (Audited)	555,315,412	555,315	9,672,563	(41,996,913)	701,367	(31,067,668)	(213,888)	(31,281,556)
Net income	-	-	-	(604,405)	-	(604,405)	(12,835)	(617,240)
Foreign currency translation adjustments	-	-	-	-	(396,533)	(396,533)	(1,222)	(397,755)
Balance at, May 31, 2026 (Unaudited)	555,315,412	555,315	9,672,563	(42,601,318)	304,834	(32,068,606)	(227,945)	(32,296,551)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended May 31, 2026 and 2025

	2026 (Unaudited)	2025 (Unaudited)
	$	$

Net loss	(617,240)	(408,871)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	128,725	127,830
Depreciation of right-of-use assets	8,556	5,683
Impairment for credit losses	(1,044)	68,919
Loss on disposal of fixed assets	2,445	805
Transfers from construction in progress to costs of revenue	-	1,201
Changes in operating assets and liabilities
Accounts receivable	8,104	(40,290)
Inventories	19,167	(40,972)
Prepaid expenses and other current assets	35,623	(91,795)
Accounts payable and other current liabilities	120,723	383,676
Payments for technical consulting services to related parties	(10,739)	-
Net cash (used in)/ provided by operating activities	(305,680)	6,186

Cash flows from investing activities
Proceeds from sale of property and equipment	44	-
Purchase of property, plant and equipment	(58,013)	(4,821)
Purchase of other non current assets	(6,463)	-
Net cash used in investing activities	(64,432)	(4,821)

Cash flows from financing activities
Proceeds from interest-free loan from related parties	39,938	32,172
Proceeds of loan from third parties	350,657	-
Net cash provided by financing activities	390,595	32,172

Effect of exchange rate changes on cash and cash equivalents	2,618	826

Net increase of cash and cash equivalents	23,101	34,363

Cash and cash equivalents–beginning of year	135,878	114,757

Cash and cash equivalents–end of year	158,979	149,120

Supplementary cash flow information:
Income taxes	-	3,547
Interest expense	16,290	15,335

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

Intellegence Parking was incorporated on June 29, 2022 under the laws of Cayman Islands, which was controlled by Guowei Zhang. Intellegence Parking is an investment holding company.

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

Pursuant to the Business Operation Agreement entered into among Huixin WFOE and Zhejiang Jingbo Ecological Technology Co. (“Jingbo VIE”) between November 15 and 11, 2022, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

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

On December 9, 2024, the Acquisition was completed pursuant to the terms of the Shares Exchange Agreement dated November 18, 2024 described in the Company’s Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on November 18, 2024. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of the Company and held approximately 99.0% issued and outstanding shares of the Company. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu.

Keqiao Limited was incorporated under the laws of the Hong Kong on October 2, 2024, which was fully owned by Xinghe. Keqiao Limited is an investment holding company.

Guangzhou Keqiao Enterprise Management Consulting Co., Ltd. (“Keqiao WFOE”) was incorporated under the laws of the PRC on October 22, 2024. Its sole director is Xiujuan Chen. It mainly focuses on IT system maintenance, digital content creation, AI and big data solutions, software and system development.

Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao Technology Co., Ltd (“Guangzhou Keqiao VIE”), giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao VIE.

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	May 31, 2026	February 28, 2026
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC October 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 3, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC August 22, 2024	100%	100%

2. Variable Interest Entities

Pursuant to two Business Operation Agreements, one was entered into among Huixin WFOE and Jingbo VIE and the other among Keqiao WFOE and Guangzhou Keqiao VIE, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Jingbo VIE is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Guowei Zhang has been the Chairman of Jingbo VIE since December 2019.

Hangzhou Zhuyi Technology Co. (“Hangzhou Zhuyi”) was incorporated under the laws of the PRC on November 3, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Jingbo VIE became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

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

Zhuyi Technology (Anping) Co. (“Anping”) was incorporated on May 12, 2022, which is 90% owned by Hangzhou Zhuyi and it mainly focuses on smart parking projects and smart parking mobile applications. Anping was deregistered on June 27, 2023.

Haikou Zhuyi Technology Co. (“Haikou”) was incorporated on May 9, 2022 which is a wholly subsidiary of Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications. On August 27, 2024, Haikou was transferred.

Yibin Huibo Technology Co. (“Yibin”) was incorporated on July 4, 2019, which is 80% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications. On August 27, 2024, Yibin was transferred.

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

Tianjin Yuntu Internet Technology Co.(“Yuntu”) was incorporated on February 6, 2026, which is 100% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Jinyun Tingxiang Parking Service Co., Ltd (“Jinyun”) was incorporated on April 17, 2026, which is 100% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

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

Group 1

	May 31, 2026	February 28, 2026
	$	$
Cash and cash equivalents	83,856	55,383
Restricted cash	51,778	51,791
Accounts receivable	18,810	25,605
Inventories	129,691	150,078
Prepaid expenses and other current assets	1,831,321	1,848,867
Amounts due from related parties	190,762	188,497
Property, plant and equipment, net	3,976,100	3,974,577
Intangible assets, net	6,737	7,038
Right-of-use assets	179,389	76,474
Other non-current assets	71,091	65,552
Long-term receivable	1,296,758	1,439,818
Total Assets of Group 1	7,836,293	7,883,680
Short-term Loan	73,897	72,909
Accounts payables	443,351	484,252
Advances from customers	3,334,581	3,291,785
Other current payables	5,066,489	4,766,990
Taxes payable	46,328	74,968
Amounts due to related parties	24,669,074	24,339,212
Operating lease liabilities, current	32,139	10,789
Operating lease liabilities, non-current	116,888	62,936
Long-term bank borrowing	1,404,038	1,385,264
Long-term payable	3,044,881	2,814,604
Total Liabilities of Group 1	38,231,666	37,303,709
Total Stockholders’ Deficit of Group 1	(30,395,373)	(29,420,029)
Total Liabilities Stockholders’ Deficit of Group 1	7,836,293	7,883,680

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
	$	$
Net revenues	281,962	461,630
Cost of revenues	(192,442)	(333,977)
Gross profit	89,520	127,653
Total operating expenses	(640,008)	(407,795)
Operating loss	(550,488)	(280,142)
Total other expenses	(19,553)	(17,972)
Loss before taxes from operations	(570,041)	(298,114)
Provision for income taxes	-	(3,545)
Net loss	(570,041)	(301,659)
Net loss attributable to Group 1	(557,206)	(298,384)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
	$	$
Net cash (used in)/provided by operating activities	(259,810)	101,878
Net cash used in investing activities	(64,146)	(80,457)
Net cash provided by/(used in) financing activities	350,657	(620)
Effect of exchange rate changes on cash and cash equivalents	1,759	1,401
Net increase in cash and cash equivalents	28,460	22,202
Cash and cash equivalents at the beginning of period	107,174	106,477
Cash and cash equivalents at the end of period	135,634	128,679

Group 2

	May 31, 2026	February 28, 2026

Cash and cash equivalents	1,626	1,604
Prepaid expenses and other current assets, net	36,948	36,455
Amounts due from related parties	23,803,786	23,485,495
Total Assets of Group 2	23,842,360	23,523,554
Other current payables	34	34
Amounts due to related parties	3,192	3,150
Long term payable	23,136,649	22,827,279
Total Liabilities of Group 2	23,139,875	22,830,463
Total Stockholders’ Equity of Group 2	702,485	693,091
Total Liabilities and Stockholders’ Equity of Group 2	23,842,360	23,523,554

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025

Net revenues	-	-
Cost of revenues	-	-
Gross profit	-	-
Total operating expenses	-	(602)
Operating loss	-	(602)
Total other income	-	-
Loss before taxes from operations	-	(602)
Provision for income taxes	-	-
Net loss	-	(602)
Net loss attributable to Group 2	-	(602)

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025

Net cash (used in)/provided by operating activities	-	(602)
Net cash provided by/(used in) investing activities	-	620
Net cash provided by/(used in) financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	22	20
Net increase in cash and cash equivalents	22	38
Cash and cash equivalents at the beginning of period	1,604	1,574
Cash and cash equivalents at the end of period	1,626	1,612

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 28, 2026.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026, as filed with the SEC on July 20, 2026 . Operating results for the three months ended May 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2026.

Going Concern

The Company incurred net loss of $617,240 during the three months ended May 31, 2026. As of May 31, 2026, the Company had total deficit of $42,601,318 and had working capital deficit of $10,124,170. The Company incurred net loss of $6,706,122 for the year ended February 28, 2026. As of February 28, 2026, the Company had total deficit of $41,996,913 and had working capital deficit of $9,754,932.

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

	May 31, 2026	February 28, 2026	May 31, 2025
Period/Year end RMB: US$ exchange rate	6.7662	6.8579	7.1991
Annual average RMB: US$ exchange rate	6.8443	7.1329	7.2549

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

Accounts receivable consisted of the following:

	May 31, 2026	February 28, 2026
Accounts receivable	$537,719	$538,617
Allowance for bad debts	(518,909)	(513,012)
Accounts receivable, net	$18,810	$25,605

Movements of allowance for doubtful accounts are as follows:

	May 31, 2026	February 28, 2026
Beginning balance	$513,012	$695,197
Addition	797	9,698
Reversal	$(1,841)	$(226,271)
Exchange rate effect	6,941	34,388
Ending balance	$518,909	$513,012

5. Prepaid Expenses and Other Current Assets

	May 31, 2026	February 28, 2026
Prepayment to vendors	904,108	935,381
Prepayment for rental	-	115
Deposit (a)	3,238,680	3,188,237
Loan receivable (b)	399,437	389,262
Advances to employees	175,191	180,875
Other	389,965	380,771
VAT	11,929	18,251
Total	5,119,310	5,092,892
Allowance for doubtful debt	(3,251,041)	(3,207,570)
Total	1,868,269	1,885,322

(a)	Deposit and allowance for doubtful debt primarily consisted of deposits of RMB20,000,000 (US$2,955,869) paid to a third party under an agreement to establish a subsidiary in Zhejiang Province engaged in data security testing, certification, and technical consulting for intelligent connected vehicles. Under the agreement, the third party was required to complete the Company's due diligence assessment by February 15, 2025 and obtain approval to establish the subsidiary by September 5, 2025, failing which the deposits were refundable. As the third party did not complete the due diligence assessment by the required date, the agreement was suspended. To date, no refund had been received, and the Company recorded a full allowance for doubtful debt of US$2,955,869.

(b)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

6. Property, Plant and Equipment, Net

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2026	617,720	4,409,167	42,388	1,162,826	920,033	7,152,134
Additions during the year	19,282	-	731	87,238	12,692	119,943
Disposals during the year	(5,418)	-	-	-	(44,949)	(50,367)
Effects of currency translation	8,532	59,756	583	16,766	12,097	97,734
At May 31, 2026	640,116	4,468,923	43,702	1,266,830	899,873	7,319,444

Accumulated depreciation
At February 28, 2026	553,295	1,152,447	20,463	601,799	-	2,328,004
Depreciation during the year	13,583	52,463	1,926	58,497	-	126,469
Disposals during the year	(5,147)	-	-	-	-	(5,147)
Effects of currency translation	7,595	16,226	299	8,831	-	32,951
At May 31, 2026	569,326	1,221,136	22,688	669,127	-	2,482,277

Impairment provision
At February 28, 2026	-	-	-	-	849,553	849,553
Additions during the year	-	-	-	-	-	-
Disposals during the year	-	-	-	-	-	-
Effects of currency translation	-	-	-	-	11,514	11,514
At May 31, 2026(b)	-	-	-	-	861,067	861,067

Net book value
At February 28, 2026	64,425	3,256,720	21,925	561,027	70,480	3,974,577
At May 31, 2026	70,790	3,247,787	21,014	597,703	38,806	3,976,100

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China. The Company is involved in a legal proceeding between Hangzhou Zhuyi and a third party. Pursuant to a Notice of Preservation Matters issued on May 22, 2025 by the Intermediate People’s Court of Hangzhou, Zhejiang Province, floor 1 to 4 are restricted for three years.

(b)	Impairment provision was recognized for two projects with a local government. The Company incurred costs for equipment and personnel in connection with the construction of parking facilities for these projects. Both projects were suspended due to government-related factors. As of May 31, 2026, the Company remained in discussions with the local government regarding reimbursement of these costs and had not received any refunds.

7. Intangible Assets

Cost
At February 28, 2026	29,577
Additions during the year	-
Disposals during the year	-
Effects of currency translation	401
At May 31, 2026	29,978

Accumulated depreciation
At February 28, 2026	22,539
Depreciation during the year	392
Disposals during the year	-
Effects of currency translation	310
At May 31, 2026	23,241

Net book value
At February 28, 2026	7,038
At May 31, 2026	6,737

The following table presents future amortization as of May 31, 2026:

Year ended May 31, 2026	Amount
2027	1,585
2028	1,585
2029	1,585
2030	1,585
Thereafter	397
Total	$6,737

8. Right-of-use Assets

$
Cost
At February 28, 2026	102,554
Additions during the year	107,890
Write-off during the year	-
Effects of currency translation	2,635
At May 31, 2026	213,079

Accumulated depreciation
At February 28, 2026	26,080
Depreciation during th year	7,173
Write-off during the year	-
Effects of currency translation	437
At May 31, 2026	33,690

Net book value
At February 28, 2026	76,474
At May 31, 2026	179,389

Right of use assets consisted of 6 contracts renting offices, and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

9. Long term receivable

	May 31, 2026	February 28, 2026
	$	$
Long term receivable	1,296,758	1,439,818
Total	1,296,758	1,439,818

Long-term receivables were reclassified from prepaid expenses and other current assets based on the terms of renewed agreements executed during the year ended February 28, 2026. During the year, the Company entered into three long-term receivable agreements with an aggregate lending commitment of up to RMB18,000,000 (US$2,660,282). The agreements have terms ranging from four to five years. As of May 31, 2026, the long-term receivable balance represents amounts expected to be collected more than 12 months after the balance sheet date.

10. Borrowings

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

On September 12, 2025, through mediation by the Hangzhou Banking and Insurance Industry People’s Mediation Committees, Hangzhou Zhuyi a new agreement with Zhejiang Chouzhou Commercial Bank. Under the new agreement, Hangzhou Zhuyi will pay default interest at an annual rate of 4.5% on the outstanding balance from September 12, 2025 until the loan is fully repaid. The first principal repayment of $73,897 (RMB500,000) will be paid on or before September 16, 2026. The second principal repayment of the same amount will be made on or before September 16, 2027. Between September, 2025 and December, 2027, Hangzhou Zhuyi will pay interest monthly at an annual rate of 4.5% on the outstanding balance before the 20th of each month. The remaining outstanding balance of 1,330,141 (RMB9,000,000) and the interest for the period between December 21, 2027 and January 10, 2028 will be repaid by January 10, 2028.

If the company fails to comply with any of these terms, the loan shall be deemed immediately due and payable. Default interest shall accrue from the date of default at an annual rate of 6.75%. The banker shall apply to the court for compulsory enforcement with respect to the loan principal of $1,477,934 (RMB10,000,000), together with any unpaid default interest accrued from September 12, 2025 until the date of full repayment.

The above borrowing is secured by Hangzhou Zhuyi Technology Co., Ltd, and fixed asset of Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China, it was with the highest secured amounnt of $38,042,032 (RMB257,400,000). Jianqiang Liu is personally liable for the loan.

11. Other payables and Accruals

	May 31, 2026	February 28, 2026
	$	$
Accrued payroll and welfare payables	157,316	162,146
Deposit	14,081	9,318
Loans payable	1,109,496	859,164
Refund (a)	4,138,216	4,082,883
Other (b)	68,301	72,973
	5,487,410	5,186,484

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents.

(b)	Other mainly included collection of parking fees on behalf of a third party.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the three months ended May 31, 2026 and the year ended February 28, 2026:

	Name	Relationship

(a)	Strength Union Holdings Limited	Shareholder
(b)	Virtue Victory Holdings Limited	Shareholder
(c)	Intellegence Triumph Holdings Limited	Shareholder
(d)	Guowei Zhang	President of the Company
(e)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(f)	Xiujuan Chen	Shareholder
(g)	Ben Liu	Chief Executive Officer

(a) The Company had the following transactions with related parties:

Name	Nature	For three months ended May 31, 2026
Sichuan Zhicheng Qifeng Technology Co., Ltd.	Cost of revenues	10,739

(b) The Company had the following balances due to and due from related parties:

At May 31, 2026 and February 28, 2026, the Company owned funds from the following related parties:

	February 28, 2026	Provided	Received Repayment	Cost of revenue	Exchange Rate Translation	May 31, 2026
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	5,800
Sichuan Zhicheng Qifeng Technology Co., Ltd	-	10,739	-	(10,739)	-	-
Total amounts due from related parties	$16,000	$10,739	$-	$(10,739)	$-	$16,000

At May 31, 2026 and February 28, 2026, the Company owed funds to the following related parties:

	February 28, 2026	Borrowed	Repaid	Reclass	Exchange Rate Translation	May 31, 2026
Guowei Zhang	$2,492,261	$39,938	$-	$-	$6,845	$2,539,044
Xiujuan Chen	185,166	$-	-	-	2,509	187,675
Ben Liu	169,201	-	-	-	2,293	171,494
Total amounts due to related parties	$2,846,628	$39,938	$-	$-	$11,647	$2,898,213

Advances from Guowei Zhang were unsecured, non-interest bearing and due on demand.

13. Income Taxes

PRC

The Company’s subsidiaries incorporated in the PRC are subject to a profits tax rate of 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward losses depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

Income tax expense (benefits)

	For three months ended May 31, 2026	For three months ended May 31, 2025
	$	$
Loss before tax	(617,240)	(405,324)
Tax credit calculated at statutory tax rate	(154,310)	(101,331)
Effect of different tax rates	42,963	4,267
Deferred tax asset not recognized during the year	111,347	100,611
	-	3,547

As of May 31, 2026 and February 28, 2026, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	May 31, 2026	February 28, 2026
	$	$
Deferred tax assets:
Net operating loss carrying forward	5,633,915	5,456,466
Allowance on doubtful accounts	614,075	606,227
Deferred tax assets, gross	6,247,990	6,062,693
Less: valuation allowance	(6,247,990)	(6,062,693)
Deferred tax assets, net	-	-

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

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 6 agreements for renting offices, and warehouses. As of May 31, 2026, the Company has $179,389 of right-of-use assets, $32,139 in current operating lease liabilities and $116,888 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of May 31, 2026	As of February 28, 2026
	$	$
Within 1 year	37,875	13,405
After 1 year but within 5 years	82,814	26,105
over 5 years	52,918	52,211
Total lease payments	173,607	91,721
Less: imputed interest	(24,580)	(17,996)
Total lease obligations	149,027	73,725
Less: current obligations	(32,139)	(10,789)
Long-term lease obligations	116,888	62,936

The components of lease cost were as follows:

	Three months ended May 31, 2026	Three months ended May 31, 2025
	$	$
Operating lease cost	8,556	5,683
Total lease cost	8,556	5,683

A summary of supplemental information related to leases is listed as follows:

	May 31, 2026	February 28, 2026
Weighted average remaining lease term
Operating lease	8.19 years	12.2 years
Weighted average discount rate
Operating lease	4.21%	3.95%

Supplemental cash flow information related to leases were as follows:

	Three months ended May 31, 2026	Three months ended May 31, 2025
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	32,371	4,018

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Operating leases	107,890	-

15. Commitments and contingencies

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

16. Long term payable

	May 31, 2026	February 28, 2026
	$	$
Long term payable	26,181,530	25,641,883
	26,181,530	25,641,883

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

On September 30, 2024, Shaoxing Keqiao entered into a five-year loan agreement of $4,167,188(RMB 30,000,000) with Hangzhou Chiyi Enterprise Management Partnership (Limited Partnership) with an annual interest rate of 4% and a maturity date of September 30, 2029. Interest between the date of October 1, 2024 and September 30, 2028 is waived. The Company will pay interest monthly from October 1, 2028, and the principal balance at maturity September 30, 2029.

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

On September 28, 2025, Hangzhou Zhuyi entered into a five-year loan agreement of the maximum borrowing is $1,224,865(RMB 8,400,000) with Hangzhou Shengquan Enterprise Management Co., Ltd. with an annual interest rate of 4% and a maturity date of September 27, 2030. Interest between the date of September 28, 2025 and September 27, 2029 is waived. The Company will pay interest monthly from September 28, 2029, and the principal balance at maturity.

On April 1, 2026, Jingbo VIE entered into a five-year loan agreement of $73,896(RMB 500,000) with Hangzhou Kaiya Travel Agency Co., Ltd. with an annual interest rate of current deposit interest rate of the bank with maturity date April 30, 2031.

17. Non-controlling interests (NCI)

Non-controlling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company.

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of May 31, 2026 and February 28, 2026 respectively.

	Xide		Taining		Leshan		Total
	053126	022826	053126	022826	053126	022826	053126	022826
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(112,514)	(110,980)	(126,362)	(121,579)	10,931	18,671	(227,945)	(213,888)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Xide		Taining		Leshan		Total
	053126	022826	053126	022826	053126	022826	053126	022826
Non-current assets	5,664	5,598	26,126	35,021	443,398	419,216	475,188	459,835
Current assets	2,083	1,142	8,714	23,882	44,000	56,177	54,797	81,201
Current liabilities	(314,716)	(309,058)	(143,722)	(150,700)	(313,179)	(280,532)	(771,617)	(740,290)
Non-current liabilities	-	-	-	-	(64,405)	(62,936)	(64,405)	(62,936)
Net assets	(306,969)	(302,318)	(108,882)	(91,797)	109,814	131,925	(306,037)	(262,190)
Less: Hangzhou Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	4,883	781	(17,935)	(19,361)	(7,804)	(6,288)	(20,856)	(24,868)
Accumulated Deficits	(302,086)	(301,537)	(425,045)	(409,386)	17,257	40,884	(709,874)	(670,039)
Accumulated Deficits attributable to NCI	(99,689)	(99,508)	(119,012)	(114,628)	6,040	14,310	(212,661)	(199,826)
Plus: OCI attributable to NCI	(12,825)	(11,472)	(7,350)	(6,951)	4,891	4,361	(15,284)	(14,062)
NCI balances	(112,541)	(110,980)	(126,362)	(121,579)	10,931	18,671	(227,945)	(213,888)

18. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the three months ended May 31, 2026 and the year ended February 28, 2026, the Company did not accrue any statutory reserve.

Foreign currency translation reserve

The foreign currency translation reserve represents translation differences arising from translation of foreign currency financial statements into the Company’s reporting currency.

19. Segment Reporting

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

The following table set forth the operating segment reporting:

For the three months Ended
May 31, 2026
	Parking fee	Winery sales	Others	Consolidated

Revenues	$281,938	$-	$24	$281,962
Segment gross profit	89,536	-	(16)	89,520
Segment gross margin	31.76%	-%	(66.67)%	31.75%
Selling expenses	65,656	-	-	65,656
General and administrative expenses	570,399	-	-	570,399
R&D expenses	52,196	-	-	52,196
Impairment for credit losses	(1,044)	-	-	(1,044)
Interest expense, net	16,277	-	-	16,277
Other income/expenses, net	3,276	-	-	3,276
Income tax expense	-	-	-
Net loss	(617,224)	-	(16)	(617,240)

For the three months Ended
May 31, 2025
	Parking fee	Winery sales	Others	Consolidated

Revenues	$356,250	$64,653	$40,727	$461,630
Segment gross profit	81,009	5,917	40,727	127,653
Segment gross margin	22.74%	9.15%	100%	27.65%
Selling expenses	22,956	-	-	22,956
General and administrative expenses	493,494	1,966	1,238	496,698
R&D expenses	64,336	-	-	64,336
Impairment for credit losses	(68,919)	-	-	(68,919)
Interest expense, net	15,200	-	-	15,200
Other income/expenses, net	2,706	-	-	2,706
Income tax expense	3,547	-	-	3,547
Net income / (loss)	(452,311)	3,951	39,489	(408,871)

As of May 31, 2026
	Parking fee	Winery sales	Others	Consolidated

Current assets	$1,434,435	$756,605	$709	$2,191,749
Non-current assets	5,530,075	-	-	5,530,075

As of February 28, 2026
	Parking fee	Winery sales	Others	Consolidated

Current assets	$1,443,502	$694,373	$75,008	$2,212,883
Non-current assets	5,563,459	-	-	5,563,459

20. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3%, interest expense would be $785,446 per year. The Company adopts 3% as an annual interest rate based on the China LPR announced on May 20, 2026 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $78,545 per year.

21. Subsequent Events

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

Pursuant to Business Operation Agreements, one entered into among Huixin WFOE and Jingbo VIE, and the other among Keqiao WFOE and Guangzhou Keqiao VIE, the Company obtained control over these PRC domestic companies by entering into a series of contractual arrangements with these PRC domestic companies and their respective nominee shareholders. These contractual agreements include power of attorney, exclusive option agreement, exclusive business cooperation agreements, equity pledge agreements, and other operating agreements. These contractual agreements can be extended at the relevant PRC subsidiaries’ options prior to the expiration date. As a result, the Company maintains the ability to control these PRC domestic companies, is entitled to substantially all of the economic benefits from these PRC domestic companies and is obligated to absorb all expected losses of these PRC domestic companies.

Jingbo VIE is a PRC company which was formed on December 18, 2019 and is engaged in the business of smart parking application software and platform operations business. Guowei Zhang has been the Chairman of Jingbo VIE since December 2019.

Hangzhou Zhuyi was incorporated under the laws of the PRC on November 3, 2017 with a capital of RMB 60,000,000. The majority shareholder at the time of establishment was Guowei Zhang. On April 1, 2020, Jingbo VIE became the sole shareholder of Hangzhou Zhuyi. Hangzhou Zhuyi is specialized in smart parking projects, smart parking mobile applications and cloud platform construction innovation.

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

Tianniu was incorporated under the laws of the PRC on April 10, 2025. Its sole director is Leilei Wu. It mainly focues on IT system and information technology services. On January 27, 2026 Tianniu was transferred

Yuntu was incorporated on February 6, 2026, which is 100% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

Jinyun was incorporated on April 17, 2026, which is 100% owned by Hangzhou Zhuyi. It mainly focuses on smart parking projects and smart parking mobile applications.

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

On December 9, 2024, the Acquisition was completed. As consideration for the Acquisition, the Company issued 550,000,000 shares of Common Stock to Hangdu in exchange for the 50,000 ordinary shares, representing all the issued and outstanding shares of Xinghe, owned by Hangdu. After the Acquisition, Hangdu became the largest shareholder of Jingbo and held approximately 99.0% issued and outstanding shares of Jingbo. Xiujuan Chen, a citizen of People’s Republic of China, is the sole shareholder of Hangdu. Xinghe is the sole shareholder of Keqiao Limited, which is incorporated in Hong Kong and holds 100% of Keqiao WFOE, which is incorporated in Guangzhou, China. Keqiao WFOE entered into a series of contractual arrangements, including equity pledge agreements, shareholders’ voting rights proxy agreement, exclusive business cooperation agreements, and exclusive call option agreements, with Guangzhou Keqiao VIE, giving Keqiao WFOE’s right to control and operate the business of Guangzhou Keqiao VIE. Guangzhou Keqiao VIE is the sole shareholder of Shaoxing Keqiao, an innovative technology company incorporated in China specializing in intelligent parking projects. After the Acquisition, Jingbo VIE will continue its smart parking business in Zhejiang, China. Shaoxing Keqiao is an innovative technology company specializing in intelligent parking projects in Zhejiang, China. The platform owned by Shaoxing Keqiao supports online payment of parking fees, enabling seamless access to parking spaces, which greatly improves the user’s parking experience. Shaoxing Keqiao utilizes modern information technologies such as the Internet of Things, big data, cloud computing, and mobile payment to provide solutions for the intelligent management and service of urban parking resources. Prior to the Acquisition, the Company’s ability to continue as a going concern was dependent on long-term loan in the amount of $22,032,891 (the “Debt”) owed to Shaoxing Keqiao. Following the Acquisition, the Company no longer owes the Debt to Shaoxing Keqiao or to the controlling person of Shaoxing Keqiao.

Corporate Structure

For the Three Months Ended May 31, 2026 Compared to the Three Months Ended May 31, 2025

Revenue from parking fee

The Company generated $281,938 in revenue from parking fee during the three months ended May 31, 2026 compared to $356,250 during the three months ended May 31, 2025. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by the termination of Lishui People’s Hospital project.

Revenue from winery sales

The Company generated nil in revenues from winery sales during the three months ended May 31, 2026 compared to $64,653 during the year ended May 31, 2025. The decrease in revenue from winery sales was mainly due to the demand in winery market has declined.

Cost of Revenues for parking fee

During the three months ended May 31, 2026, the Company incurred $192,062 in cost of revenues for parking fee compared to $275,241 for the three months ended May 31, 2025. Cost of revenue for parking fee mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues for parking fee was mainly contributed by the termination of the Lishui People’s Hospital project.

Cost of revenue for winery sales

During the three months ended May 31, 2026, the Company incurred nil in cost of revenues compared to $58,736 for the three months ended May 31, 2025. The decrease in cost of revenue for winery sales was mainly due to the market condition and the reduction of the winery sales.

Gross profit

Gross profit was $89,520 for the three months ended May 31, 2026 compared to gross profit of $127,653 for the three months ended May 31, 2025. The decrease in gross profit was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the three months ended May 31, 2026, we incurred selling and marketing expenses of $65,656 compared to $22,956 for the three months ended May 31, 2025. Selling and marketing expenses for the three months ended May 31, 2026 and 2025 mainly included salary expenses, hospitality expenses. The increase in selling and marketing expenses was primarily due to a increase in salary and hospitality expenses.

General and administrative expenses

During the three months ended May 31, 2026, we incurred general and administrative expenses of $570,399 compared to $496,698 incurred during the three months ended May 31, 2025. General and administrative expenses incurred during the three months ended May 31, 2025 mainly consisted of salary expense, professional fees and depreciation expense. The increase in general and administrative expenses was mainly due to the increase in salary expense.

Research and development expenses

During the three months ended May 31, 2026, we incurred research and development expenses of $52,196 compared to $64,336 for the three months ended May 31, 2025. Research and development expenses mainly included salary expenses and depreciation expenses. The decrease in research and development expenses was contributed by a decrease in salary expense.

Net loss

As the result of foregoing, the net loss for the three months ended May 31, 2026 and 2025 was $617,240 and $408,871 respectively.

Liquidity and Capital Resources

As of May 31, 2026, the Company had total assets of $7,721,824 comprising current assets of $2,191,749 and non-current assets of $5,530,075 compared to total assets of $7,776,342 consisting of current assets of $2,212,883 and non-current assets of $5,563,459 as of February 28, 2026. The Company’s total liabilities as of May 31, 2026 were $40,018,375, which was comprised of current liabilities of $12,315,919 and non-current liabilities of $27,702,456. This compares with total liabilities of $39,057,898 as of February 28, 2026, which was comprised of current liabilities of $11,967,815 and non-current liabilities of $27,090,083.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the three months ended May 31, 2026 and 2025.

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025
Net cash (used in)/provided by operating activities	(305,680)	6,186
Net cash used in investing activities	(64,432)	(4,821)
Net cash provided by financing activities	390,595	32,172
Effect of exchange rate changes on cash and cash equivalents	2,618	826
Net increase in cash and cash equivalents	23,101	34,363
Cash and cash equivalents at the beginning of period	135,878	114,757
Cash and cash equivalents at the end of period	158,979	149,120

Cash Flows from Operating Activities

For the three months ended May 31, 2026, net cash used in operating activities was $305,680, mainly comprised of a net loss of $617,240, and offset by depreciation and amortization expenses of $128,725, an increase in accounts payable and other current liabilities of $120,723.

For the three months ended May 31, 2025, net cash provided by operating activities was $6,186, mainly comprised of a net loss of $408,871, an increase in prepaid expenses and other current assets of $91,795 and offset by depreciation and amortization expenses of $127,830, and an increase in accounts payable and other current liabilities of $383,676.

Cash Flows from Investing Activities

Net cash used in investing activities was $64,432 for the three months ended May 31, 2026, mainly comprising a purchase of property, plant and equipment of $58,013.

Net cash used in investing activities was $4,821 for the three months ended May 31, 2025, mainly comprising a purchase of property, plant and equipment of $4,821.

Cash Flows from Financing Activities

For the three months ended May 31, 2026, net cash provided by financing activities was $390,595 consisting mainly of proceed from loan from third parties of $350,657 and proceeds from interest-free loan from related parties of $39,938.

For the three months ended May 31, 2025, net cash provided by financing activities was $32,172 consisting mainly of proceed from interest-free loan from related parties of $32,172.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $617,240 during the three months ended May 31, 2026; (2) accumulated deficit of $42,601,318 as of May 31, 2026; and (3) the working capital deficit of $10,124,170 as of May 31, 2026.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 28, 2026, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of May 31, 2026, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: July 20, 2026	By:	/s/ Ben Liu
Ben Liu
Chief Executive Officer

