Form 10-Q
period 2026-08-31
Jingbo Technology, Inc.
filed 2026-10-14
CIK 1647822

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of October 14, 2026, 555,315,412 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Jingbo Technology, Inc.

Condensed Consolidated Balance Sheets

	August 31, 2026 (Unaudited)	February 28, 2026 (Audited)
	$	$
Assets
Current assets
Cash and cash equivalents	47,845	84,087
Restricted cash	47,601	51,791
Accounts receivable	20,039	25,605
Inventories	182,059	150,078
Amount due from related parties	16,000	16,000
Prepaid expenses and other current assets	1,915,656	1,885,322
Total current assets	2,229,200	2,212,883

Non-current assets
Property, plant and equipment, net	3,969,016	3,974,577
Intangible assets, net	6,385	7,038
Right-of-use assets	165,433	76,474
Other non-current assets	66,445	65,552
Long term receivable	1,017,401	1,439,818
Total non-current assets	5,224,680	5,563,459

Total Assets	7,453,880	7,776,342

Liabilities and Stockholders’ Deficit
Current liabilities
Short-term loan	74,408	72,909
Accounts payables	496,992	484,252
Advances from customers	3,418,113	3,291,785
Other current payables	5,628,889	5,186,484
Taxes payable	32,521	74,968
Amounts due to related parties	2,904,241	2,846,628
Operating lease liabilities, current	31,624	10,789
Total current liabilities	12,586,788	11,967,815

Non-current liabilities
Long-term borrowing	1,413,754	1,385,264
Operating lease liabilities, non-current	108,491	62,936
Long term payable	26,362,705	25,641,883
Total non-current liabilities	27,884,950	27,090,083

Total Liabilities	40,471,738	39,057,898
Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Common stock ($0.001 par value, 50,000,000,000 shares authorized, 555,315,412 shares issued and outstanding as of August 31, 2026 and February 28, 2026)	555,315	555,315
Additional paid-in capital	9,672,563	9,672,563
Accumulated deficit	(43,108,749)	(41,996,913)
Accumulated other comprehensive income	93,181	701,367
Non-controlling interest	(230,168)	(213,888)
Total Stockholders’ Deficit	(33,017,858)	(31,281,556)

Total Liabilities and Stockholders’ Deficit	7,453,880	7,776,342

Jingbo Technology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended August 31, 2026	Three months ended August 31, 2025	Six months ended August 31, 2026	Six months ended August 31, 2025
	$	$	$	$
Net revenues	256,238	381,683	538,200	843,313
Cost of revenues	(186,706)	(316,836)	(379,148)	(650,813)
Gross income/(loss)	69,532	64,847	159,052	192,500

Operating expenses:
Selling and marketing expenses	(35,555)	(32,135)	(101,211)	(55,091)
General and administrative expenses	(473,621)	(743,648)	(1,044,020)	(1,240,722)
Research and development expenses	(48,807)	(60,605)	(101,003)	(124,941)
Bad debt provision	(1,329)	-	(285)	69,295
Total operating expenses	(559,312)	(836,388)	(1,246,519)	(1,351,459)

Operating loss	(489,780)	(771,541)	(1,087,467)	(1,158,959)

Interest income	7	45	20	180
Interest expense	(17,033)	(16,021)	(33,323)	(31,356)
Other income/(expense)	(5,928)	1,208	(9,204)	(1,498)
Total other income/(expenses)	(22,954)	(14,768)	(42,507)	(32,674)

Income before income tax expense	(512,734)	(786,309)	(1,129,974)	(1,191,633)
Income tax expense	-	(19)	-	(3,566)
Net loss	(512,734)	(786,328)	(1,129,974)	(1,195,199)

Other comprehensive loss:
Foreign current translation income/(loss)	(208,573)	(216,330)	(606,328)	(469,344)
Total comprehensive loss	(721,307)	(1,002,658)	(1,736,302)	(1,664,543)

Net loss attributable to:
Owners of the Company	(507,431)	(778,159)	(1,111,836)	(1,183,755)
Non-controlling interest	(5,303)	(8,169)	(18,138)	(11,444)
	(512,734)	(786,328)	(1,129,974)	(1,195,199)
Total comprehensive loss attributable to:
Owners of the Company	(719,084)	(999,347)	(1,720,022)	(1,657,470)
Non-controlling interest	(2,223)	(3,311)	(16,280)	(7,073)
	(721,307)	(1,002,658)	(1,736,302)	(1,664,543)

Loss per common share:
Basic and diluted	(0.001)	(0.001)	(0.002)	(0.002)
Weighted average number of common shares outstanding:
Basic and diluted	555,315,412	555,315,412	555,315,412	555,315,412

Jingbo Technology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the six months ended August 31, 2026 and 2025

			Additional		Other	Total	Non-
	Common Stock		Paid In	Accumulated	Comprehensive	Shareholders’	controlling	Total
	Shares	Amount	Capital	Deficit	Income/(loss)	Equity	Interest	Equity
Balance at, February 28, 2025 (Audited)	555,315,412	555,315	9,672,563	(35,326,578)	2,264,403	(22,834,297)	(174,211)	(23,008,508)
Net income	-	-	-	(1,183,755)	-	(1,183,755)	(11,444)	(1,195,199)
Foreign currency translation adjustments	-	-	-	-	(473,715)	(473,715)	4,371	(469,344)
Balance at, August 31, 2025 (Unaudited)	555,315,412	555,315	9,672,563	(36,510,333)	1,790,688	(24,491,767)	(181,284)	(24,673,051)

Balance at, February 28, 2026 (Audited)	555,315,412	555,315	9,672,563	(41,996,913)	701,367	(31,067,668)	(213,888)	(31,281,556)
Net income	-	-	-	(1,111,836)	-	(1,111,836)	(18,138)	(1,129,974)
Foreign currency translation adjustments	-	-	-	-	(608,186)	(608,186)	1,858	(606,328)
Balance at, August 31, 2026 (Unaudited)	555,315,412	555,315	9,672,563	(43,108,749)	93,181	(32,787,690)	(230,168)	(33,017,858)

Jingbo Technology, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended August 31, 2026 and 2025

	2026 (Unaudited)	2025 (Unaudited)
	$	$

Net loss	(1,129,974)	(1,195,199)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	256,339	251,701
Depreciation of right-of-use assets	19,204	9,150
Impairment for credit losses	285	(69,295)
Loss on disposal of fixed assets	2,459	733
Transfers from construction in progress to costs of revenue	-	1,207
Changes in operating assets and liabilities
Accounts receivable	5,733	116,324
Inventories	(43,497)	(30,266)
Prepaid expenses and other current assets	(8,737)	(96,792)
Accounts payable and other current liabilities	313,061	955,492
Payments for technical consulting services to related parties	(15,948)	-
Net cash (used in)/ provided by operating activities	(601,075)	(56,945)

Cash flows from investing activities
Proceeds from sale of property and equipment	44	416
Purchase of property, plant and equipment	(113,341)	(37,374)
Purchase of other non current assets	(6,502)	-
Net cash used in investing activities	(119,799)	(36,958)

Cash flows from financing activities
Proceeds from interest-free loan from related parties	39,938	174,459
Proceeds of loan from third parties	637,538	-
Net cash provided by financing activities	677,476	174,459

Effect of exchange rate changes on cash and cash equivalents	2,966	2,426

Net increase of cash and cash equivalents	(40,432)	82,982

Cash and cash equivalents–beginning of year	135,878	114,757

Cash and cash equivalents–end of year	95,446	197,739

Supplementary cash flow information:
Income taxes	-	3,566
Interest expense	33,255	31,356

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

The Company consolidated its financial statements due to common control.

The Company’s major subsidiaries, VIEs and VIE’s subsidiaries are described as follows:

	Country/Place and date of	Percentage of direct or indirect economic benefits ownership
Companies	incorporation/establishment	August 31, 2026	February 28, 2026
Major Subsidiaries
Intellegence Parking Group Limited	Cayman June 29, 2022	100%	100%
Intellegence Parking (Hong Kong) Limited	Hong Kong July 20, 2022	100%	100%
Huixin Zhiying (Hangzhou) Technology Co.	PRC October 24, 2022	100%	100%
Guangzhou Keqiao Enterprise Management Consulting Co., Ltd	PRC October 22, 2024	100%	100%
Xinghe Technology Limited	BVI September 9, 2024	100%	100%
Major VIEs (Including VIE’s Subsidiaries)
Zhejiang Jingbo Ecological Technology Co.	PRC December 18, 2019	100%	100%
Hangzhou Zhuyi Technology Co.	PRC November 3, 2017	100%	100%
Guangzhou Keqiao Technology Co., Ltd	PRC August 22, 2024	100%	100%

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

Group 1

	August 31, 2026	February 28, 2026
	$	$
Cash and cash equivalents	41,049	55,383
Restricted cash	47,601	51,791
Accounts receivable	20,039	25,605
Inventories	182,059	150,078
Prepaid expenses and other current assets	1,878,452	1,848,867
Amounts due from related parties	191,934	188,497
Property, plant and equipment, net	3,969,016	3,974,577
Intangible assets, net	6,385	7,038
Right-of-use assets	165,433	76,474
Other non-current assets	66,445	65,552
Long-term receivable	1,017,401	1,439,818
Total Assets of Group 1	7,585,814	7,883,680
Short-term Loan	74,408	72,909
Accounts payables	449,492	484,252
Advances from customers	3,418,113	3,291,785
Other current payables	5,185,705	4,766,990
Taxes payable	32,521	74,968
Amounts due to related parties	24,839,782	24,339,212
Operating lease liabilities, current	31,624	10,789
Operating lease liabilities, non-current	108,491	62,936
Long-term bank borrowing	1,413,754	1,385,264
Long-term payable	3,065,951	2,814,604
Total Liabilities of Group 1	38,619,841	37,303,709
Total Stockholders’ Deficit of Group 1	(31,034,027)	(29,420,029)
Total Liabilities Stockholders’ Deficit of Group 1	7,585,814	7,883,680

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
	$	$
Net revenues	538,200	843,313
Cost of revenues	(379,148)	(650,813)
Gross profit	159,052	192,500
Total costs and expenses	(1,113,055)	(907,536)
Operating loss	(954,003)	(715,036)
Total other expenses	(42,505)	(32,742)
Loss before taxes from operations	(996,508)	(747,778)
Provision for income taxes	-	(3,564)
Net loss	(996,508)	(751,342)
Net loss attributable to Group 1	(978,370)	(739,898)

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
	$	$
Net cash (used in)/provided by operating activities	(538,648)	189,327
Net cash used in investing activities	(119,365)	(112,802)
Net cash provided by/(used in) financing activities	637,538	(624)
Effect of exchange rate changes on cash and cash equivalents	1,951	3,182
Net increase in cash and cash equivalents	(18,524)	79,083
Cash and cash equivalents at the beginning of period	107,174	106,477
Cash and cash equivalents at the end of period	88,650	185,560

Group 2

	August 31, 2026	February 28, 2026

Cash and cash equivalents	534	1,604
Prepaid expenses and other current assets, net	37,204	36,455
Amounts due from related parties	23,968,507	23,485,495
Total Assets of Group 2	24,006,245	23,523,554
Other current payables	35	34
Amounts due to related parties	3,214	3,150
Long term payable	23,296,754	22,827,279
Total Liabilities of Group 2	23,300,003	22,830,463
Total Stockholders’ Equity of Group 2	706,242	693,091
Total Liabilities and Stockholders’ Equity of Group 2	24,006,245	23,523,554

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025

Net revenues	-	-
Cost of revenues	-	-
Gross profit	-	-
Total costs and expenses	(1,088)	(1,604)
Operating loss	(1,088)	(1,604)
Total other income	(2)	1
Loss before taxes from operations	(1,090)	(1,603)
Provision for income taxes	-	-
Net loss	(1,090)	(1,603)
Net loss attributable to Group 2	-	(1,603)

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025

Net cash (used in)/provided by operating activities	(1,090)	(1,603)
Net cash provided by/(used in) investing activities	-	1,649
Net cash provided by/(used in) financing activities	-	-
Effect of exchange rate changes on cash and cash equivalents	20	34
Net increase in cash and cash equivalents	(1,070)	80
Cash and cash equivalents at the beginning of period	1,604	1,574
Cash and cash equivalents at the end of period	534	1,654

3. Summary of Significant Accounting Policies

The Company’s significant accounting policies have not changed from the year ended February 28, 2026.

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United Statements of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these unaudited condensed interim financial statements. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026, as filed with the SEC on July 20, 2026 . Operating results for the six months ended August 31, 2026 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ending February 28, 2026.

Going Concern

The Company incurred net loss of $1,129,974 during the six months ended August 31, 2026. As of August 31, 2026, the Company had total deficit of $43,108,749 and had working capital deficit of $10,357,588. The Company incurred net loss of $6,706,122 for the year ended February 28, 2026. As of February 28, 2026, the Company had total deficit of $41,996,913 and had working capital deficit of $9,754,932.

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

	August 31, 2026	February 28, 2026	August 31, 2025
Period/Year end RMB: US$ exchange rate	6.8035	6.8579	7.1304
Annual average RMB: US$ exchange rate	6.7197	7.1329	7.2155

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

Accounts receivable consisted of the following:

	August 31, 2026	February 28, 2026
Accounts receivable	$543,890	$538,617
Allowance for bad debts	(523,851)	(513,012)
Accounts receivable, net	$20,039	$25,605

Movements of allowance for doubtful accounts are as follows:

	August 31, 2026	February 28, 2026
Beginning balance	$513,012	$695,197
Addition	1,604	9,698
Reversal	$(1,319)	$(226,271)
Exchange rate effect	10,554	34,388
Ending balance	$523,851	$513,012

5. Prepaid Expenses and Other Current Assets

	August 31, 2026	February 28, 2026
Prepayment to vendors	1,004,442	935,381
Prepayment for rental	1,614	115
Deposit (a)	3,213,041	3,188,237
Loan receivable (b)	327,049	389,262
Advances to employees	164,808	180,875
Other	388,919	380,771
VAT	41,045	18,251
Total	5,140,918	5,092,892
Allowance for doubtful debt (a)	(3,225,262)	(3,207,570)
Total	1,915,656	1,885,322

(a)	Deposit and allowance for doubtful debt primarily consisted of deposits of RMB20,000,000 (US$2,976,323) paid to a third party under an agreement to establish a subsidiary in Zhejiang Province engaged in data security testing, certification, and technical consulting for intelligent connected vehicles. Under the agreement, the third party was required to complete the Company’s due diligence assessment by February 15, 2025 and obtain approval to establish the subsidiary by September 5, 2025, failing which the deposits were refundable. As the third party did not complete the due diligence assessment by the required date, the agreement was suspended. To date, no refund had been received, and the Company recorded a full allowance for doubtful debt of US$2,976,323.

(b)	Loan receivables are loans lent to third parties. All loans are interest free and will be repaid on demand.

6. Property, Plant and Equipment, Net

	Furniture, fixtures and office equipment	Building (a)	Vehicles	Project Facilities	Construction in progress	Total
Cost
At February 28, 2026	617,720	4,409,167	42,388	1,162,826	920,033	7,152,134
Additions during the year	27,713	-	735	97,911	81,504	207,863
Disposals during the year	(5,450)	-	-	-	(45,218)	(50,668)
Effects of currency translation	12,982	90,680	881	25,136	19,374	149,053
At August 31, 2026	652,965	4,499,847	44,004	1,285,873	975,693	7,458,382

Accumulated depreciation
At February 28, 2026	553,295	1,152,447	20,463	601,799	-	2,328,004
Depreciation during the year	19,381	105,555	3,860	119,804	-	248,600
Disposals during the year	(5,178)	-	-	-	-	(5,178)
Effects of currency translation	11,557	25,019	469	13,870	-	50,915
At August 31, 2026	579,055	1,283,021	24,792	735,473	-	2,622,341

Impairment provision
At February 28, 2026 (b)	-	-	-	-	849,553	849,553
Additions during the year	-	-	-	-	-	-
Disposals during the year	-	-	-	-	-	-
Effects of currency translation	-	-	-	-	17,472	17,472
At August 31, 2026 (b)	-	-	-	-	867,025	867,025

Net book value
At February 28, 2026	64,425	3,256,720	21,925	561,027	70,480	3,974,577
At August 31, 2026	73,910	3,216,826	19,212	550,400	108,668	3,969,016

(a)	Address of the building is Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China. The Company is involved in a legal proceeding between Hangzhou Zhuyi and a third party. Pursuant to a Notice of Preservation Matters issued on May 22, 2025 by the Intermediate People’s Court of Hangzhou, Zhejiang Province, floor 1 to 4 are restricted for three years.

(b)	Impairment provision was recognized for two projects with a local government. The Company incurred costs for equipment and personnel in connection with the construction of parking facilities for these projects. Both projects were suspended due to government-related factors. As of August 31, 2026, the Company remained in discussions with the local government regarding reimbursement of these costs and had not received any refunds.

7. Intangible Assets

Cost
At February 28, 2026	29,577
Additions during the year	-
Disposals during the year	-
Effects of currency translation	609
At August 31, 2026	30,186

Accumulated depreciation
At February 28, 2026	22,539
Depreciation during the year	788
Disposals during the year	-
Effects of currency translation	474
At August 31, 2026	23,801

Net book value
At February 28, 2026	7,038
At August 31, 2026	6,385

The following table presents future amortization as of August 31, 2026:

Year ended August 31, 2026	Amount
2027	1,596
2028	1,596
2029	1,596
2030	1,597
Thereafter	-
Total	$6,385

8. Right-of-use Assets

$
Cost
At February 28, 2026	102,554
Additions during the year	102,672
Write-off during the year	-
Effects of currency translation	3,389
At August 31, 2026	208,615

Accumulated depreciation
At February 28, 2026	26,080
Depreciation during th year	16,362
Write-off during the year	-
Effects of currency translation	740
At August 31, 2026	43,182

Net book value
At February 28, 2026	76,474
At August 31, 2026	165,433

Right of use assets consisted of 6 contracts renting offices, and warehouses. Contracted terms ranged from two to fifteen years with the earliest start date being April 1, 2022.

9. Long term receivable

	August 31, 2026	February 28, 2026
	$	$
Long term receivable	1,017,401	1,439,818
Total	1,017,401	1,439,818

Long-term receivables were reclassified from prepaid expenses and other current assets based on the terms of renewed agreements executed during the year ended February 28, 2026. During the year, the Company entered into three long-term receivable agreements with an aggregate lending commitment of up to RMB18,000,000 (US$2,678,691). The agreements have terms ranging from four to five years. As of August 31, 2026, the long-term receivable balance represents amounts expected to be collected more than 12 months after the balance sheet date.

10. Borrowings

On September 18, 2024 the Company’s subsidiary, Hangzhou Zhuyi entered into a loan agreement of $1,488,162 (RMB10,000,000) with Zhejiang Chouzhou Commercial Bank with an annual interest rate of 4.50% and maturity date of September 17, 2025. The Company pays interest monthly, and the principal balance at maturity. The borrowing is secured by Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China and guaranteed by Jianqiang Liu, the vice present.

On September 12, 2025, through mediation by the Hangzhou Banking and Insurance Industry People’s Mediation Committees, Hangzhou Zhuyi a new agreement with Zhejiang Chouzhou Commercial Bank. Under the new agreement, Hangzhou Zhuyi will pay default interest at an annual rate of 4.5% on the outstanding balance from September 12, 2025 until the loan is fully repaid. The first principal repayment of $74,408 (RMB500,000) will be paid on or before September 16, 2026. The second principal repayment of the same amount will be made on or before September 16,  2027. Between September, 2025 and December, 2027, Hangzhou Zhuyi will pay interest monthly at an annual rate of 4.5% on the outstanding balance before the 20th of each month. The remaining outstanding balance of 1,339,346 (RMB9,000,000) and the interest for the period between December 21, 2027 and January 10, 2028 will be repaid by January 10, 2028.

If the company fails to comply with any of these terms, the loan shall be deemed immediately due and payable. Default interest shall accrue from the date of default at an annual rate of 6.75%. The banker shall apply to the court for compulsory enforcement with respect to the loan principal of $1,488,162 (RMB10,000,000), together with any unpaid default interest accrued from September 12, 2025 until the date of full repayment.

The above borrowing is secured by Hangzhou Zhuyi Technology Co., Ltd, and fixed asset of Floor 1 to 6, No. 1 to 10, Chuangyi Road, Yinhu Village, Shoujiang Town, Fuyang District, China, it was with the highest secured amounnt of $38,305,281 (RMB257,400,000). Jianqiang Liu is personally liable for the loan.

11. Other payables and Accruals

	August 31, 2026	February 28, 2026
	$	$
Accrued payroll and welfare payables	134,887	162,146
Deposit	9,509	9,318
Loans payable	1,222,846	859,164
Refund (a)	4,166,854	4,082,883
Other	94,793	72,973
	5,628,889	5,186,484

(a)	During the years ended February 29, 2024 and February 28, 2023, the Company entered into fourteen contracts with fourteen agents allowing them to use the Company’s software application to parking lots in the cities that are specified in the contracts for collecting fee. These contracts were terminated by the end of February 29, 2024 by mutual agreements. The refund presents the amount will be repaid to these agents.

12. Related Party Transactions

The following is a list of related parties which the Company had transactions with during the three months ended August 31, 2026 and the year ended February 28, 2026:

	Name	Relationship

(a)	Strength Union Holdings Limited	Shareholder
(b)	Virtue Victory Holdings Limited	Shareholder
(c)	Intellegence Triumph Holdings Limited	Shareholder
(d)	Guowei Zhang	President of the Company
(e)	Sichuan Zhicheng Qifeng Technology Co., Ltd	Minority shareholder
(f)	Xiujuan Chen	Shareholder
(g)	Ben Liu	Chief Executive Officer

(a) The Company had the following transactions with related parties:

Name	Nature	For six months ended August 31, 2026
Sichuan Zhicheng Qifeng Technology Co., Ltd.	Cost of revenues	15,948

(b) The Company had the following balances due to and due from related parties:

At August 31, 2026 and February 28, 2026, the Company owned funds from the following related parties:

	February 28, 2026	Provided	Received Repayment	Cost of revenue	Exchange Rate Translation	August 31, 2026
Intellegence Triumph Holdings Limited	$5,000	$-	$-	$-	$-	$5,000
Virtue Victory Holdings Limited	5,200	-	-	-	-	5,200
Strength Union Holdings Limited	5,800	-	-	-	-	5,800
Sichuan Zhicheng Qifeng Technology Co., Ltd	-	15,948	-	(15,948)	-	-
Total amounts due from related parties	$16,000	$15,948	$-	$(15,948)	$-	$16,000

At August 31, 2026 and February 28, 2026, the Company owed funds to the following related parties:

	February 28, 2026	Borrowed	Repaid	Reclass	Exchange Rate Translation	August 31, 2026
Guowei Zhang	$2,492,261	$39,938	$-	$-	$10,388	$2,542,587
Xiujuan Chen	185,166	$-	-	-	3,807	188,973
Ben Liu	169,201	-	-	-	3,480	172,681
Total amounts due to related parties	$2,846,628	$39,938	$-	$-	$17,675	$2,904,241

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

Income tax expense (benefits)

	For six months ended August 31, 2026	For six months ended August 31, 2025
	$	$
Loss before tax	(1,129,974)	(1,191,633)
Tax credit calculated at statutory tax rate	(282,494)	(297,908)
Effect of different tax rates	5,295	17,693
Deferred tax asset not recognized during the year	277,199	283,781
	-	3,566

As of August 31, 2026 and February 28, 2026, the significant components of the deferred tax assets and deferred tax liabilities are summarized below:

	August 31, 2026	February 28, 2026
	$	$
Deferred tax assets:
Net operating loss carrying forward	5,719,338	5,456,466
Allowance on doubtful accounts	607,029	606,227
Deferred tax assets, gross	6,326,367	6,062,693
Less: valuation allowance	(6,326,367)	(6,062,693)
Deferred tax assets, net	-	-

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

14. Leases

Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company entered into 6 agreements for renting offices, and warehouses. As of August 31, 2026, the Company has $165,433 of right-of-use assets, $31,624 in current operating lease liabilities and $108,491 in non-current operating lease liabilities.

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

The Company’s future minimum payments under long-term non-cancellable operating leases are as follows:

	As of August 31, 2026	As of February 28, 2026
	$	$
Within 1 year	38,137	13,405
After 1 year but within 5 years	83,387	26,105
over 5 years	53,285	52,211
Total lease payments	174,809	91,721
Less: imputed interest	(34,694)	(17,996)
Total lease obligations	140,115	73,725
Less: current obligations	(31,624)	(10,789)
Long-term lease obligations	108,491	62,936

The components of lease cost were as follows:

	Six months ended August 31, 2026	Six months ended August 31, 2025
	$	$
Operating lease cost	19,204	9,150
Total lease cost	19,204	9,150

A summary of supplemental information related to leases is listed as follows:

	August 31, 2026	February 28, 2026
Weighted average remaining lease term
Operating lease	7.82 years	12.2 years
Weighted average discount rate
Operating lease	4.22%	3.95%

Supplemental cash flow information related to leases were as follows:

	Six months ended August 31, 2026	Six months ended August 31, 2025
Cash paid for amounts included in measurement of lease liabilities :
-Operating cash flows from operating leases	37,871	8,812

Non-cash information on lease liabilities arising from obtaining ROU assets:
-Operating leases	102,672	-

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

16. Long term payable

	August 31, 2026	February 28, 2026
	$	$
Long term payable	26,362,705	25,641,883
	26,362,705	25,641,883

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

The following table represent the non-controlling ownership interests and non-controlling interest balances reported in stockholder’s equity as of August 31, 2026 and February 28, 2026 respectively.

	Xide		Taining		Leshan		Total
	083126	022826	083126	022826	083126	022826	083126	022826
NCI ownership interest	33%	33%	28%	28%	35%	35%
NCI balances	(109,367)	(110,980)	(129,488)	(121,579)	8,687	18,671	(230,168)	(213,888)

The summarized financial information for subsidiary that has non-controlling interest which are material to the Company is provided below. This information is based on amounts before inter-company elimination.

Summarized statement of financial position as at

	Xide		Taining		Leshan		Total
	083126	022826	083126	022826	083126	022826	083126	022826
Non-current assets	4,687	5,598	25,544	35,021	431,443	419,216	461,674	459,835
Current assets	346	1,142	10,788	23,882	52,379	56,177	63,513	81,201
Current liabilities	(314,931)	(309,058)	(160,919)	(150,700)	(316,854)	(280,532)	(792,704)	(740,290)
Non-current liabilities	-	-	-	-	(58,795)	(62,936)	(58,795)	(62,936)
Net assets	(309,898)	(302,318)	(124,587)	(91,797)	108,173	131,925	(326,312)	(262,190)
Less: Hangzhou Zhuyi capital and additional paid-in capital	-	-	(298,228)	(298,228)	(84,753)	(84,753)	(382,981)	(382,981)
Less: OCI	7,014	781	(17,091)	(19,361)	(8,673)	(6,288)	(18,750)	(24,868)
Accumulated Deficits	(302,884)	(301,537)	(439,906)	(409,386)	14,747	40,884	(728,043)	(670,039)
Accumulated Deficits attributable to NCI	(99,952)	(99,508)	(123,173)	(114,628)	5,161	14,310	(217,964)	(199,826)
Plus: OCI attributable to NCI	(9,415)	(11,472)	(6,315)	(6,951)	3,526	4,361	(12,204)	(14,062)
NCI balances	(109,367)	(110,980)	(129,488)	(121,579)	8,687	18,671	(230,168)	(213,888)

18. Reserves

Statutory reserve

Pursuant to the laws applicable to the PRC’s Foreign Investment Enterprises, the Company must make appropriations from after-tax profit to non-distributable reserve funds. Subject to certain cumulative limits, the general reserve requires annual appropriations of 10% of after-tax profits as determined under the PRC laws and regulations at each year-end until the balance reaches 50% of the PRC entity registered capital; the other reserve appropriations are at the Company’s discretion. These reserves can only be used for specific purposes of enterprise expansion and are not distributable as cash dividends. During the six months ended August 31, 2026 and the year ended February 28, 2026, the Company did not accrue any statutory reserve.

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

The following table set forth the operating segment reporting:

For the six months Ended
August 31, 2026
	Parking fee	Winery sales	Others	Consolidated

Revenues	$537,963	$-	$237	$538,200
Segment gross profit	158,900	-	152	159,052
Segment gross margin	29.54%	-	64.14%	29.55%
Selling expenses	101,211	-	-	101,211
General and administrative expenses	1,044,020	-	-	1,044,020
R&D expenses	101,003	-	-	101,003
Impairment for credit losses	285	-	-	285
Interest expense, net	33,303	-	-	33,303
Other income/expenses, net	9,204	-	-	9,204
Income tax expense	-	-	-	-
Net loss	(1,130,126)	-	152	(1,129,974)

For the six months Ended
August 31, 2025
	Parking fee	Winery sales	Others	Consolidated

Revenues	$729,021	$47,584	$66,708	$843,313
Segment gross profit	128,924	1,487	62,089	192,500
Segment gross margin	17.68%	3.13%	93.08%	22.83%
Selling expenses	55,091	-	-	55,091
General and administrative expenses	1,231,369	3,894	5,459	1,240,722
R&D expenses	124,941	-	-	124,941
Bad debt provision	(69,295)	-	-	(69,295)
Interest expense, net	31,176	-	-	31,176
Other income/expenses, net	1,498	-	-	1,498
Income tax expense	3,566	-	-	3,566
Net income / (loss)	(1,249,422)	(2,407)	56,630	(1,195,199)

As of August 31, 2026
	Parking fee	Winery sales	Others	Consolidated

Current assets	$1,466,645	$761,841	$714	$2,229,200
Non-current assets	5,224,680	-	-	5,224,680

As of February 28, 2026
	Parking fee	Winery sales	Others	Consolidated

Current assets	$1,443,502	$694,373	$75,008	$2,212,883
Non-current assets	5,563,459	-	-	5,563,459

20. Quantitative and Qualitative Disclosure about Market Risks

A.	Credit risk

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

The long-term loans are free of interest for the first 48 months however if interest were to charge at an annual rate of 3%, interest expense would be $790,154 per year. The Company adopts 3% as an annual interest rate based on the China LPR announced on May 20, 2026 for one-year loans. If interest rate increases or decreases by 10%, it could lead to an increase or decrease in interest expense of $79,016 per year.

21. Subsequent Events

The Company has performed an evaluation of subsequent events through October 14, 2026, which was the date of the issuance of the consolidated financial statements, and determined that no events would have required adjustment or disclosure in the consolidated financial statements other than that discussed above.

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

Corporate Structure

For the Three Months Ended August 31, 2026 Compared to the Three Months Ended August 31, 2025

Revenue from parking fee

The Company generated $256,025 in revenue from parking fee during the three months ended August 31, 2026 compared to $372,771 during the three months ended August 31, 2025. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by the termination of Lishui People’s Hospital project.

Cost of Revenues for parking fee

During the three months ended August 31, 2026, the Company incurred $186,661 in cost of revenues for parking fee compared to $324,856 for the three months ended August 31, 2025. Cost of revenue for parking fee mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues for parking fee was mainly contributed by the termination of the Lishui People’s Hospital project.

Gross profit

Gross profit was $69,532 for the three months ended August 31, 2026 compared to gross profit of $64,847 for the three months ended August 31, 2025. The increase in gross profit was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the three months ended August 31, 2026, we incurred selling and marketing expenses of $35,555 compared to $32,135 for the three months ended August 31, 2025. Selling and marketing expenses for the three months ended August 31, 2026 and 2025 mainly included salary expenses, hospitality expenses. The increase in selling and marketing expenses was primarily due to a increase in salary and hospitality expenses.

General and administrative expenses

During the three months ended August 31, 2026, we incurred general and administrative expenses of $473,621 compared to $743,648 incurred during the three months ended August 31, 2025. General and administrative expenses incurred during the three months ended August 31, 2026 and 2025 mainly consisted of salary expense, professional fees and depreciation expense. The decrease in general and administrative expenses was mainly due to the decrease in salary expense.

Research and development expenses

During the three months ended August 31, 2026, we incurred research and development expenses of $48,807 compared to $60,605 for the three months ended August 31, 2025. Research and development expenses mainly included salary expenses and depreciation expenses. The decrease in research and development expenses was contributed by a decrease in salary expense.

Net loss

As the result of foregoing, the net loss for the three months ended August 31, 2026 and 2025 was $512,734 and $786,328, respectively.

For the Six Months Ended August 31, 2026 Compared to the Six Months Ended August 31, 2025

Revenue from parking fee

The Company generated $537,963 in revenue from parking fee during the six months ended August 31, 2026 compared to $729,021 during the six months ended August 31, 2025. Revenue mainly comprised of parking fee. The decrease in revenue from parking fees was mainly contributed by the termination of Lishui People’s Hospital project.

Revenue from winery sales

The Company generated nil in revenues from winery sales during the six months ended August 31, 2026 compared to $47,584 during the six months ended August 31, 2025. The decrease in revenue from winery sales was mainly due to the demand in winery market has declined.

Cost of revenues for parking fee

During the six months ended August 31, 2026, the Company incurred $379,063 in cost of revenues compared to $600,097 for the six months ended August 31, 2025. Cost of revenue mainly consisted of depreciation, salary and professional fee. The decrease in cost of revenues for parking fee was mainly contributed by the termination of the Lishui People’s Hospital project.

Cost of revenue for winery sales

During the six months ended August 31, 2026, the Company incurred nil in cost of revenues compared to 46,097 for the six months ended August 31, 2025. The decrease in cost of revenue for winery sales was mainly due to the market condition and the reduction of the winery sales.

Gross income

Gross income was $159,052 for the six months ended August 31, 2026 compared to gross income of $192,500 for the six months ended August 31, 2025. The increase in gross profit was mainly contributed by the decrease in cost of revenue.

Selling and marketing expenses

During the six months ended August 31, 2026, we incurred selling and marketing expenses of $101,211 compared to $55,091 for the six months ended August 31, 2025. Selling and marketing expenses for the three months ended August 31, 2026 and 2025 mainly included salary expenses, hospitality expenses. The increase in selling and marketing expenses was primarily due to a increase in salary and hospitality expenses.

General and Administrative Expenses

During the six months ended August 31, 2026, we incurred general and administrative expenses of $1,044,020 compared to $1,240,722 incurred during the six months ended August 31, 2025. General and administrative expenses incurred during the six months ended August 31, 2026 mainly consisted of salary expense, professional fees and depreciation expense. The decrease in general and administrative expenses was mainly due to the decrease in salary expense.

Liquidity and Capital Resources

As of August 31, 2026, the Company had total assets of $7,453,880 comprising current assets of $2,229,200 and non-current assets of $5,224,680 compared to total assets of $7,776,342 consisting of current assets of $2,212,883 and non-current assets of $5,563,459 as of February 28, 2026. The Company’s total liabilities as of August 31, 2026 were $40,471,738, which was comprised of current liabilities of $12,586,788 and non-current liabilities of $27,884,950. This compares with total liabilities of $39,057,898 as of February 28, 2026, which was comprised of current liabilities of $11,967,815 and non-current liabilities of $27,090,083.

The following is a summary of the Company’s cash flows provided by/(used in) operating, investing, and financing activities for the six months ended August 31, 2026 and 2025.

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
Net cash used in operating activities	(601,075)	(56,945)
Net cash used in investing activities	(119,799)	(36,958)
Net cash provided by financing activities	677,476	174,459
Effect of exchange rate changes on cash and cash equivalents	2,966	2,426
Net increase in cash and cash equivalents	(40,432)	82,982
Cash and cash equivalents at the beginning of period	135,878	114,757
Cash and cash equivalents at the end of period	95,446	197,739

Cash Flows from Operating Activities

For the six months ended August 31, 2026, net cash used in operating activities was $601,075, mainly comprised of a net loss of $1,129,974, and offset by depreciation and amortization expenses of $256,339, an increase in accounts payable and other current liabilities of $313,061.

For the six months ended August 31, 2025, net cash used in operating activities was $56,945, mainly comprised of a net loss of $1,195,199, an increase in prepaid expenses and other current assets of $96,792, an increase in inventories of $30,266, the bad debt expense reversal of $69,295, and offset by depreciation and amortization expenses of $251,701, an increase in account payables and other current liabilities of $955,492 and a decrease in account receivables of $116,324..

Cash Flows from Investing Activities

Net cash used in investing activities was $119,799 for the six months ended August 31, 2026, mainly comprising a purchase of property, plant and equipment of $113,341.

Net cash used in investing activities was $36,958 for the six months ended August 31, 2025, mainly comprising a purchase of property, plant and equipment of $37,374.

Cash Flows from Financing Activities

For the six months ended August 31, 2026, net cash provided by financing activities was $677,476 consisting mainly of proceed from loan from third parties of $637,538 and proceeds from interest-free loan from related parties of $39,938.

For the six months ended August 31, 2025, net cash provided by financing activities was $174,459 which came from proceeds from interest-free loan from related parties.

Going Concern Consideration

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to (1) the net loss of $1,129,974 during the six months ended August 31, 2026; (2) accumulated deficit of $43,108,749 as of August 31, 2026; and (3) the working capital deficit of $10,357,588 as of August 31, 2026.

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

As disclosed in our Annual Report on Form 10-K for the year ended February 28, 2026, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of August 31, 2026, due to: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of director; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Management believes the above weakness constitute material weaknesses in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

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

Jingbo Technology, Inc.
(Registrant)

Date: October 14, 2026	By:	/s/ Ben Liu
Ben Liu
Chief Executive Officer

